Form 10-K
period 1994-01-31
MERRILL CORP
filed 1994-05-02
CIK 790406

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-K

       (MARK ONE)

           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1994

                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                        COMMISSION FILE NUMBER:  0-14082

                              MERRILL CORPORATION

             (Exact name of Registrant as specified in its charter)

                  MINNESOTA                                     41-0946258
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)
             ONE MERRILL CIRCLE
             ST. PAUL, MINNESOTA                                   55108
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (612) 646-4501

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of April 26, 1994, 7,533,208 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the NASDAQ Stock Market) excluding outstanding shares owned beneficially by officers and directors, was approximately $115,934,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the year ended January 31, 1994 (the "1994 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrants' Proxy Statement for its Annual Meeting to be held May 24, 1994 (the "1994 Proxy Statement").

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS
(A)  GENERAL DEVELOPMENT OF BUSINESS

    Merrill Corporation provides a full range of typesetting, printing, document reproduction, distribution and marketing communication services to financial, legal, insurance and corporate markets. The Company is headquartered in St. Paul, Minnesota and has 16 full service offices in major financial centers across the United States and in Canada, as well as 5 regional printing plants, and printing and distribution operations in St. Cloud, Minnesota.

    On June 1, 1993, the Company completed the acquisition of the common stock of Torrie Enterprises, Ltd., operators of Atwell Fleming Printing Company, a financial and corporate printing company, in Toronto and Montreal.

    On December 31, 1993, the Company acquired the business of May Printing Company for approximately $25 million. This business, which is conducted through a wholly owned subsidiary, May Printing Company, Inc. ("May Printing"), provides demand printing and distribution services designed to promote the corporate identity of large, national clients with multiple franchisees, members, divisions or affiliated organizations.

    The Company, which is a Minnesota corporation, was organized in 1968 under the name "K.F. Merrill Company." The Company's executive offices are located at One Merrill Circle, Energy Park, St. Paul, Minnesota 55108. Its telephone number is (612) 646-4501. Unless the context otherwise requires, the terms "Merrill Corporation" or the "Company" include its subsidiaries, Merrill/New York Company, Merrill Custom Communications, Inc., Merrill/Magnus Publishing Corporation, Merrill Corporation, Canada, and May Printing Company, Inc.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Since its inception, the Company's revenues, operating profits and assets have been attributable to one business segment -- providing document typesetting, printing, reproduction, distribution and marketing communication services for the financial, legal, insurance and corporate markets. Financial information about this segment is contained on pages 24 to 33 of the Company's 1994 Annual Report, which information is incorporated herein by reference.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

    The Company's services can be divided into three categories: financial, corporate, and commercial and other services.

    In its financial printing business, the Company applies advanced computer and telecommunications technology to the production and distribution of time-sensitive, transactional financial documents, such as registration statements, prospectuses and other printed materials related to corporate financings and acquisitions. The Company's corporate printing business involves typesetting and printing of corporate documents which are prepared annually or at regular intervals, such as annual and quarterly reports and proxy materials for companies, and registration statements for unit investment trusts and mutual funds. In its commercial printing business, the Company typesets price catalogs, directories, insurance industry annual reports, sample ballots and technical manuals from electronic information supplied by customers and provides printing services for customers desiring time-sensitive or other high levels of service. The Company's May Printing subsidiary provides demand printing and distribution services designed to promote the corporate identity of large, national clients with multiple franchisees, members, divisions or affiliated organizations. The Company's document reproduction and imaging businesses provide photocopying and imaging services to law firms and corporate customers. These services include dedicated office photocopying or imaging services, for which the Company provides on-site equipment, employees and management, and custom photocopying or imaging of projects requiring time-sensitivity or other special services. The Company also provides custom marketing communication services to corporate customers.

    The following table sets forth the percentage of revenue attributable to each of the Company's categories of service for each of the past three fiscal years:

                                                                  YEAR ENDED JANUARY 31,
                                                           -------------------------------------
CATEGORY OF SERVICE                                           1994         1993         1992
- ---------------------------------------------------------  -----------  -----------  -----------
Financial................................................         42%          34%          31%
Corporate................................................         34%          38%          40%
Commercial and other.....................................         24%          28%          29%
                                                                 ---          ---          ---
    Total................................................        100%         100%         100%
                                                                 ---          ---          ---
                                                                 ---          ---          ---

    FINANCIAL AND CORPORATE SERVICES

    GENERAL

    In its financial printing business, the Company typesets, prints and distributes financial documents. These include documents which are used for specific financing transactions, such as registration statements and prospectuses filed with the Securities and Exchange Commission (the "SEC"), tender offer materials and merger documents, official statements for municipal securities, offering circulars, and other documents related to corporate financings, acquisitions and mergers, restructurings and bankruptcy reorganizations.

    The Company's corporate printing business involves typesetting, printing and distribution of corporate documents which are prepared annually or at regular intervals. These include annual and interim reports to shareholders, proxy materials, certificates for stocks, bonds and other securities, and periodic reports filed with the SEC. The Company includes in this category registration statements and other documents for unit investment trusts and mutual funds which are regularly produced at periodic intervals.

    The Company's financial and corporate document business is service oriented. The production of financial and corporate documents requires rapid typesetting and printing services, available 24 hours a day and tailored to the exacting demands of the Company's customers. Financial and corporate documents are usually prepared and edited by numerous parties involved in a transaction, including corporate executives, investment bankers, attorneys and accountants. Each document typically goes through numerous proof cycles, and at each cycle the document is typeset, duplicated and distributed to the parties. Individual participants are frequently located in different cities, often requiring proofs to be delivered simultaneously to different parts of the country.

    Just prior to the completion of a financial or corporate document, a drafting group generally will meet at one of the Company's service facilities where conference rooms and other amenities are maintained for customer use. Accommodating the needs of its customers "in-house" is the most time-critical service that the Company provides, and requires, among other things, the accurate and rapid turnaround of the edited pages and expert knowledge of the documents and filing requirements of the SEC. After final changes have been made, the Company is usually required to quickly prepare copies of the document (including any exhibits) for filing with the SEC. The document is then printed, collated, bound and distributed in booklet form.

    "HUB AND SPOKE" NETWORK

    By using advanced computer and telecommunications technology, the Company has created a "hub and spoke" network linking its central computerized production facility in St. Paul, Minnesota with its 16 full-service facilities.

    The Company's central computerized production facility (the "hub") is located in St. Paul, Minnesota, and its 16 full service facilities (the "spokes") are located in New York City, Boston, Newark, Washington, D.C., Atlanta, Chicago, Minneapolis/St. Paul, Dallas, Denver, Seattle, San Francisco, Palo Alto, downtown Los Angeles, West Los Angeles, Montreal and Toronto, with sales offices in Baltimore, Cleveland and Houston. The Company receives information directly from its customers in various forms, including typed or handwritten pages, magnetic recording media, such as word-processing disks or computer tapes, and by direct telecommunication with its clients' word processing equipment. This information is transmitted by facsimile or direct electronic connection to the Company's central production facility for processing into a typeset document.

    CENTRAL COMPUTERIZED PRODUCTION FACILITY. The Company has integrated multiple systems with communications technology and proprietary software in its central production facility. This facility consists of multiple computers, communication controllers, text entry and editing stations, laser typesetting equipment, as well as a number of special purpose computer subsystems for data conversion and information management. Each critical piece of equipment in the system has at least one secondary or back-up device to protect against interruptions should any piece of equipment temporarily fail. This computer equipment has been integrated by the Company to create a document production environment which is designed to have a high level of performance, data protection and system reliability.

    The concentration of equipment and typesetting personnel in a central facility has been a key Company strategy to reduce overhead and labor expense, implement more effective training programs and more efficiently use its management resources. The Company believes that this strategy has enabled it to benefit more quickly from new technologies that have decreased costs and improved the quality of its service, since new technologies and methods, when implemented in the central facility, immediately benefit all service facilities. The Company also believes that this concentration of personnel and equipment at the hub, and the linking of service facilities to the hub, enables it to respond quickly to fluctuating demand for typesetting services in each of its service facilities across the country by efficiently allocating its typesetting resources when and where they are needed.

    NATIONAL COMMUNICATIONS NETWORK. The Company has established a dedicated telecommunications network, connecting each of its service facilities with the hub, which permits typeset documents and production control information to be electronically transmitted to each of its service facilities. The network consists of "tie" lines connecting each of the Company's service facilities with the hub, data switching and multiplexing equipment, and the necessary software to manage and control the communications. Designed to operate continuously, the network is highly efficient and reliable, and contains secondary or back-up service for each portion of the network to minimize the possibility of an interruption in service.

    SERVICE FACILITIES. Each service facility is staffed with sales, administrative, customer service, production, duplication and distribution personnel. The service facilities all have conference rooms with support staff, office equipment and amenities to give the Company's customers a comfortable work environment in which to meet, write and revise their documents. Each service facility has the necessary photo imaging equipment to produce documents with high image quality, using the electronic information received from the hub. This enables the Company to transmit completed documents to one or more service facilities for distribution within minutes of completion.

    MERRILLLINK-TM-. The Company has developed the MerrillLink system that connects the hub to locations outside of its service facilities through the use of portable printing devices. These printing devices, usually placed in the customer's office or at the Company's sales offices, allow the Company to edit typeset pages and provide proof distribution to remote locations throughout the world. MerrillLink lets the Company service transactional work in locations where a smaller market does not justify the cost of a full service facility and where rapid turnaround distribution is needed.

    INTERNATIONAL SERVICE. The Company and Burrups, Ltd., a London based financial printing company, jointly market worldwide their communications and production facilities and services. The objective of this arrangement is to work together to provide customers with integrated document typesetting, printing and distribution services wherever the document originates or needs to be delivered. Besides London, Burrups has full service facilities in Luxembourg, Paris, Seoul and Tokyo. In addition, the Company has established relationships with financial printing companies in the Czech Republic, Italy, Hong Kong, New Zealand, Australia, Mexico, Argentina and Brazil which have agreed to work as service facilities for the Company on an "as needed" basis. The Company has made software and hardware modifications in order to successfully establish electronic communications between its production hub and the service facilities overseas. With this electronic connection as well as the MerrillLink system, the Company is able to transmit high-quality typeset documents for printing and distribution in Europe, the Pacific Rim and South America without the time delays and costs incurred by conventional air shipment. As a result of the acquisition of Atwell Fleming Printing Company, the Company is able to offer its financial and corporate services in Canada through its full service facilities in Toronto and Montreal.

    THE JOB CONTROL SYSTEM. The Company coordinates the activities of its service facilities through a proprietary Job Control System ("JCS"). This system tracks each document from the time it is initially received by the Company at a service facility through completion of production and billing. The JCS is used as a national production control system with each service facility being "on-line" to the system through the Company's communications network. Information can be sent to and retrieved from the JCS by any service facility, and can be immediately read by the hub to aid in the rapid and accurate completion of each document. Each service facility can also immediately send instructions to another service facility using this system. During the production phase of a document, the JCS assigns job numbers and keeps track of specific information about the document, such as dates and the times at which proofs are due, style and job specifications, messages regarding the job and last-minute changes. Distribution of drafts is a critical task in the preparation of financial documents, and the JCS simplifies this task by keeping a current address list for each job and history of the distribution and method of delivery for each proof of the document. The Company also uses the production information collected in the JCS to assist in the pricing of its services.

    EDGAR

    The SEC has established a program for the electronic filing of documents under the federal securities laws, entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is generally delivered by direct telecommunications, but may be delivered on magnetic computer tape or by diskette. EDGAR allows registrants to file and the public to retrieve disclosure information electronically.

    The SEC began the development of EDGAR with a pilot program in 1984. Through a phase-in schedule, the SEC has assigned one of ten dates by which all public companies must start filing disclosure documents through the EDGAR operational system, which began April 26, 1993. Through December 1993, there have been 3,380 companies required to file through EDGAR. All publicly-held companies are expected to be required to file disclosure documents through EDGAR by May 1996, according to the phase-in schedule.

    The Company has been highly involved in all stages of development of EDGAR since the start of the pilot program. The Company has written proprietary software that enables it to quickly prepare and file the electronic version of financial and corporate documents through a dedicated data line directly to the SEC's computers. In addition, the Company has spent considerable time training its staff to coordinate the preparation of these EDGAR filings. The Company also keeps current and future participants informed of EDGAR developments by publishing quarterly Merrill's EDGAR Advisor-TM-, a newsletter for distribution to lawyers, corporate executives and other interested parties, and by conducting seminars throughout the country to inform current and future participants about EDGAR. The Company has a toll-free telephone information line for its customer's questions regarding EDGAR and also distributes EDGAR rules, forms and reference materials.

    The Company has experienced an increased demand for EDGAR filing services for financial as well as corporate categories of services. The Company converts word processing and other computer formats to the EDGAR format for SEC form types and exhibit documents, and assembles these documents for electronic filing with the SEC. The Company believes that the operational EDGAR system will continue to increase the demand for the time-sensitive services of the Company, since many filing companies will use outside services to meet EDGAR filing requirements. With the experience and expertise gained since the start of the pilot program, the Company believes it has developed the procedures and skills necessary to handle the increased volume of EDGAR filings as more companies are required to file electronically.

    COMMERCIAL AND OTHER SERVICES

    GENERAL

    As part of its commercial and other services, the Company provides document reproduction services for projects that are time-sensitive or otherwise require special service, such as photocopying business records or other documents for large litigation matters. The Company will produce the photocopies at its service facilities or locate photocopying equipment and personnel at the customer's office. Document reproduction services require rapid turnaround and availability 24 hours a day. The Company's document reproduction customers typically have several boxes of documents which may be in file folders, stapled or on varying sizes of paper. The Company will take apart, photocopy and reassemble the original documents and copies as instructed by the customer. The Company also provides sequential numbering and binding services for these documents, if requested. Photocopying projects range from single copies of short documents to the more complicated copying jobs described above. The Company also offers comprehensive office photocopying, typesetting and mailroom facility management services to its customers. These services involve providing for all of a customer's needs for that department, including on-site equipment, employees and management of the operation. The Company uses its service facilities in connection with its document reproduction services. Each service facility is equipped with sophisticated photocopying equipment. The Company is able to make more efficient use of this equipment by performing project photocopying during times when the equipment would otherwise be idle.

    The Company's Imaging Services Group captures data from its customers' paper documents and creates a digital picture of each page. The customer may then store large quantities of documents on CD-ROM (Compact disk -- read only memory), rather than on paper in boxes or file cabinets. Retrieval of the documents may be accessed simply by one user with a personal computer, or simultaneously by multiple users at multiple sites. The Company disassembles the customers' documents, captures the image, and reassembles the original documents. The Company may also create for the customer text files using Optical Character Recognition ("OCR") processing for full text retrieval systems. The Company also performs document management services such as barcoding, document coding, and services to assist with database development, programming, data management and conversions. The Company also consults with the customer regarding its hardware, software and network needs for development of an imaging system. Imaging projects can take from one day to several months to complete. The Company may provide imaging services at its service facilities, or provide on-site equipment, employees and management at the customer's location.

    The Company also typesets, prints and distributes commercial and other documents, including price catalogs, directories, sample ballots, legal briefs, business and college educational materials, annual reports for the insurance industry and technical manuals, often produced using electronic information supplied by its clients. Through its Merrill Custom Communications, Inc. subsidiary, the Company provides custom marketing communications and publishing services, primarily marketed to financial services companies, media organizations, retailers and the health care industry. The types of custom publications the Company produces include magazines, tabloids, newsletters, booklets and catalogs used by its customers for their marketing purposes. The Company, generally pursuant to an annual contract, works with customers in the design and editorial content of these publications, typesets and prints the publications, then assists the customer in locating a target mailing list and mails the publications. The Company also has an insurance printing group which typesets and prints annual reports submitted to various governmental regulatory agencies by the insurance industry. The Company's commercial typesetting business provides turnkey document services, including camera, pre-press and printing services for one-or multi-color publications. The Company believes that offering high levels of service is a competitive advantage in certain niches of the commercial printing business. These commercial printing projects, like financial and corporate printing, require a high level of attention to detail, quick turnaround times and responsive customer service.

    MAY PRINTING

    On December 31, 1993, the Company acquired the business of May Printing Company. May Printing provides demand printing and distribution services designed to support the corporate identity of large, national clients with multiple franchisees, members, divisions or affiliated organizations ("member organizations").

    May Printing is authorized by its national clients to develop and produce custom printed products such as business cards, stationary and collateral support print materials with a uniform appearance for the client's member organizations. Working with each national account client, May Printing prepares a catalog to merchandise these custom printed products, along with other promotional merchandise produced by third parties. May Printing distributes each client-specific catalog to the national client's member organizations.

    In marketing its national account printed products, May Printing develops direct relationships with each of the individual member organizations, which are independently owned and operated and make their own print purchasing decisions. May Printing uses a sophisticated order entry system, supported by a large inbound telemarketing staff, to receive and process orders. After reviewing a catalog, a member organization can place an order by mail, fax or toll free May Printing telephone number. A May Printing customer service representative processing the order will have access to the customer's purchase history (if an existing customer) and can suggest reordering certain items, cross-sell complementary items or alert the customer to current specials. May Printing accepts major credit cards and payment is typically made upon placing the order.

    May Printing produces large quantities of printed materials for each national client, which it warehouses pending receipt of an order for the product. May Printing can produce multi-color, highly technical, commercial quality printed materials. Products ordered from a catalog typically require additional "personalizing" for the ordering member organization, after which they are checked for quality, packaged and shipped. Promotional merchandise (point of purchase, advertising specialty, premiums and incentives) included in a catalog that are produced by third parties are generally shipped directly by the manufacturer to the ordering member organization. May Printing uses a sophisticated materials handling system with automated handling, order consolidation and shipping. Most orders are filled within four days of receipt.

    The demand printing and distribution services provided by May Printing benefit both the national account client and the member organizations. The national account client benefits from May Printing's centralized production and fulfillment by controlling the use of its trademarks and facilitating the economies of mass production for its membership while the ultimate consumer of May Printing's services, the member organization, receives quality products, fast delivery and prices that the Company believes are competitive with prices charged by local print shops.

    In addition to working with national accounts, May Printing provides general commercial printing services. The commercial printing services that May provides help keep it current with printing industry trends and enhance overall printing quality. May Printing's customers are located in all 50 states and Canada, with limited shipments to Mexico, Puerto Rico, Australia/New Zealand, France and England.

    PRINTING SERVICES

    The demand for financial printing services, like that for typesetting, fluctuates significantly. In order to adequately meet this fluctuating demand, financial printing companies have typically invested in printing presses and employed a complete printing workforce in or near each of the markets they serve. The Company meets this fluctuating demand by owning presses only in those markets where it has an adequate amount of recurring business and identifying in these and the other markets it serves several printers capable of meeting a portion of the Company's production needs on an "as required" basis.

    The Company currently operates printing plants in Minneapolis/St. Paul, Los Angeles, Chicago, Dallas, and New Jersey, markets in which the Company has found it advantageous to acquire printing presses to service a portion of its recurring corporate and commercial business. Corporate and commercial printing is generally both more predictable in volume and less time-sensitive in nature than financial printing. Because the Company only owns presses in those markets in which its corporate and commercial printing business requires presses, the Company is able to adequately utilize these printing presses for its recurring corporate and commercial work while retaining the flexibility to use the presses for financial printing. May Printing also operates a printing plant in St. Cloud, Minnesota, for its specialized printing services. See "Business -- Commercial and Other Services -- May Printing" above.

    The Company uses associated printers when it needs additional capacity in markets where the Company does not own presses or where special printing equipment is needed. The Company generally selects associated printers on a job-by-job basis, based upon considerations of price, availability and suitability of press equipment.

    MARKETING AND CUSTOMERS

    The Company markets its services nationwide through a direct sales organization operating from full service facilities located in New York City, Boston, Newark, Washington, D.C., Atlanta, Minneapolis/St. Paul, Chicago, Dallas, Denver, San Francisco, Palo Alto, Los Angeles, Seattle, Toronto and Montreal, sales offices in Baltimore, Cleveland and Houston, and its custom communications facility located in Eden Prairie, Minnesota. The services provided by May Printing are marketed through a direct sales organization operating from May Printing's principal facility in St. Cloud, Minnesota, and sales offices in Minneapolis/St. Paul, Los Angeles and San Francisco.

    The Company markets its financial and corporate document production services to executives or corporations whose securities are publicly traded, or are planned to be publicly traded, corporate finance underwriters, municipal bond underwriters, attorneys and others who require fast and accurate typesetting. The Company markets its commercial printing services primarily to corporations, associations, insurance companies and legal, institutional and governmental publishers, and markets its document reproduction services primarily to lawyers, paralegal and law office administrators, as well as to the legal departments of corporations. The Company markets its custom publication services to financial service companies (such as banks, credit unions and insurance companies), television and radio stations and networks, trade associations, manufacturers and the health care and vacation travel industries. May Printing markets its demand printing and distribution services to large, national clients with multiple franchisees, members, divisions or affiliated organizations. The Company markets all of these services through personal contacts with customers, corporate advertising, promotional programs and direct mail.

    As of April 15, 1994, the Company employed 101 full-time salespeople to market its typesetting, printing, publishing, imaging and document reproduction services and 20 full-time employees to market the services provided by May Printing. The Company's salespersons solicit business from existing and prospective customers and, together with the customer service representatives, act as coordinators between the customer and the Company's production personnel, and provide advice and assistance to customers.

    COMPETITION

    The Company competes with a number of other companies in the financial printing industry, including regional firms, two principal nationwide competitors, Bowne & Co., Inc. and R.R. Donnelley & Sons Company, and international printing firms. Both Bowne and Donnelley have been in business longer, have greater financial resources and revenues than the Company, and are major competitors in most of the Company's financial and corporate printing markets. In its commercial printing business, the Company competes for complex computer intensive and large-run typesetting work with a number of other computer typesetting firms, and medium-run printing work with a number of commercial web press printers. In its document reproduction and imaging services businesses, the Company competes with two nationwide service companies, Xerox Corporation and Pitney Bowes, litigation support services vendors, and a large number of photocopying and imaging shops, including privately owned shops as well as franchise operations. The Company competes in its custom communications business with marketing service firms, including advertising agencies, custom publication printers, direct mail firms, and television, radio, newspapers, magazine and other media organizations. In the insurance printing business, the Company competes with other national and regional printers, including Bowne. In the May Printing business, the Company believes that its primary competitors are local print shops. Competition in the Company's printing businesses is intense, and is based principally on service, price, speed, accuracy, technological capability and established relationships. The Company believes that it competes favorably with its competitors.

    EMPLOYEES

    As of April 1, 1994, the Company had 1,577 full-time employees and 41 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

    The Company's senior management and certain technical personnel have substantial experience and expertise in the financial printing industry. The Company considers the retention of these employees to be important to its continued success. The Company competes intensively with others in the industry to attract and retain qualified sales personnel. However, the Company believes that it is able to provide employment incentives sufficient to minimize the loss of key sales producers and to attract new sales personnel capable of producing significant amounts of business should the need or opportunity arise. Many sales personnel are under employment contracts of varying terms with the Company.

(D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

    Substantially  all   of  the   Company's  revenue,   operating  profit   and
identifiable assets are attributable to the United States.

ITEM 2. PROPERTIES

    The Company leases all of its facilities, other than the principal facility of May Printing, which it owns. The Company's principal production and administrative office facility, located in St. Paul, includes 47,000 square feet of space and is leased, together with the associated land, from the Port Authority of the City of St. Paul. The terms of the Company's agreements with the Port Authority are contained in a facilities lease and land lease, both dated October 1, 1985, which require the Company to pay rents to the Port Authority in the amounts of $24,069 per month and $3,431 per month, respectively, for a term expiring on November 30, 2005. Each lease grants the Company the option to purchase the property at the end of the term, or earlier. Under the facilities lease, the Company may purchase the building for $254,500 at the end of the lease term or after ten years if the Company pays the remaining principal and interest on the bonds outstanding at the time of exercise of the options. The land may be purchased for $167,140 at the end of the lease term or $334,280 at the end of ten years.

    The Company owns May Printing's principal production, administrative and warehousing facility. This facility, which is located in St. Cloud, Minnesota, includes approximately 122,900 square feet of space.

    The Company also leases other office and warehouse space in the Minneapolis/St. Paul metropolitan area, service facilities in each of its other fifteen cities and sales offices in three other cities, with space ranging from 120 square feet to 77,000 square feet. These leases have expiration dates ranging from September 1994 to December 1998 under which the Company makes monthly payments aggregating approximately $239,000, including rental fees, real estate and taxes and operating expense.

    The Company makes a continuing effort to keep all of its properties and facilities modern, efficient and adequate for its operating needs, through the acquisition, disposition, expansion and improvement of such properties and facilities. As a result, the Company believes that its properties and facilities are, on an aggregate basis, fully utilized and adequate for the conduct of its business.

ITEM 3.  LEGAL PROCEEDINGS

    There  are   no  material   pending  or   threatened  legal,   governmental,
administrative or other proceedings to which the Company or its subsidiaries is a party or of which any of their property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of April 26, 1994 are as follows:

                                        YEAR FIRST
                                         ELECTED
                                     OR APPOINTED AS
                                       AN EXECUTIVE
          NAME               AGE         OFFICER                         TITLE
- ------------------------     ---     ----------------  ------------------------------------------
John W. Castro               45            1980        President and Chief Executive Officer
Rick R. Atterbury            40            1981        Vice President -- Operations
John B. McCain               56            1984        Vice President -- Finance, Chief Financial
                                                        Officer, Treasurer
Roxanne E. Iserman           49            1986        Vice President -- Client Services
                                                        Development
Steven J. Machov             43            1987        Vice President, General Counsel and
                                                        Secretary
James G. Sippl               46            1990        Vice President
Kathleen A. Larkin           34            1993        Vice President -- Human Resources
Darlene M. Shay              32            1993        Vice President -- Training and Development

    Executive officers of the Company are elected by the Board of Directors and serve for one-year terms, commencing with their election at the first meeting of the Board of Directors immediately following the annual meeting of shareholders and continuing until the next such meeting of the Board of Directors. Appointed officers serve at the discretion of the President and Chief Executive Officer. There are no family relationships between or among any of the executive officers or directors of the Company. Except as indicated below, there has been no change in position of any of the executive officers during the past five years.

    Ms. Iserman was appointed Vice President -- Client Services Development in June, 1993. She had served as Vice President -- Production since July 1986.

    Mr. Machov has been General Counsel of the Company since January 1987. He was elected to the office of Secretary in February 1990 and Vice President in May 1993.

    Mr. Sippl joined the Company in November 1989 as Vice President. Prior to joining the Company, Mr. Sippl was President of Chicago Cutlery Corporation, a manufacturer of quality cutlery, from May 1986 to October 1989.

    Ms. Larkin joined the Company in April 1993 as Manager of Human Resources and was appointed Vice President -- Human Resources in December 1993. From February 1987 to March 1993, Ms. Larkin was Employee Relations Manager for The Gillette Company, a manufacturer of personal care products.

    Ms. Shay served as Manager of Training and Development from March 1993 to December 1993 when she was appointed Vice President -- Training and Development. From July 1989 to March 1993, she was Manager of Customer Service for the Company's St. Paul operations, and also served as a Customer Service Supervisor from November 1988 to July 1989.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information under the caption "Quarterly Stock Price Comparison" on page 23 of the Company's 1994 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The financial information in the table on page 35 of the Company's 1994 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 to 23 of the Company's 1994 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements on pages 24 to 33 (including the unaudited information set forth under the caption "Quarterly Financial Data" on page 33) and the Report of its Independent Accountants on page 34 of the Company's 1994 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)  DIRECTORS OF THE REGISTRANT.

    The information under the captions "Election of Directors -- Information About Nominees" and "Other Information About Nominees" on page 5 of the Company's 1994 Proxy Statement is incorporated herein by reference.

    (b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

    (c)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the captions "Election of Directors -- Directors' Compensation" on page 6 and "Executive Compensation" on pages 9 to 13, (excluding the "Comparative Stock Performance" graph on page 11), of the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the captions "Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4, and "Election of Directors -- Information About Nominees" on page 5 of the Company's 1994 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  1.  Financial statements:

    The following Financial Statements are incorporated herein by reference from the pages indicated in the Company's 1994 Annual Report:

        Consolidated Balance Sheets as of January 31, 1994 and 1993 -- page 24.

        Consolidated Statements of Operations for the years ended January 31, 1994, 1993 and 1992 -- page 25.

        Consolidated Statements of Cash Flows for the years ended January 31, 1994, 1993 and 1992 -- page 26.

        Consolidated Statements of Changes in Shareholders' Equity for the years ended January 31, 1994, 1993 and 1992 -- page 27.

        Notes to Consolidated Financial Statements -- pages 28-33.

        Report of Independent Accountants -- page 34.

        2.  Financial statement schedules:

    The following supplemental schedules and accountants' report thereon are included herein and should be read in conjunction with the consolidated financial statements referred to above (page numbers refer to pages in this Report):

                                                                                                          PAGE
                                                                                                          -----
Report of Independent Accountants....................................................................          14
Supplemental Schedules:
       II  Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other
            than Related Parties.....................................................................          15
        V  Property, Plant and Equipment.............................................................          16
       VI  Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment.....          17
     VIII  Valuation and Qualifying Accounts.........................................................          18
       IX  Short-Term Borrowings.....................................................................          19
        X  Supplementary Income Statement Information................................................          20

    All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

        3.  Exhibits:

    The exhibits to this Report are listed in the Exhibit Index on pages 22 and 23 herein.

    A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of April 1, 1994, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Merrill Corporation, One Merrill Circle, St. Paul, Minnesota 55108, Attention: Secretary.

    The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K:

    A. Employment Agreement between John Castro and the Company (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1989 (File No. 0-14082)).

    B. Amendment to Employment Agreement between John Castro and the Company (filed herewith).

    C. Employment Agreement between Rick R. Atterbury and the Company (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991 (File No. 0-14082)).

    D. Amendment to Employment Agreement between Rick R. Atterbury and the Company (filed herewith).

    E.   1987 Omnibus  Stock  Plan, as  amended  (incorporated by  reference  to
       Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991 (File No. 0-14082)).

    F. 1993 Incentive Stock Plan (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No. 0-14082)).

    G. Option Agreement between Ronald N. Hoge and the Company (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No. 0-14082)).

    (b)  REPORTS ON FORM 8-K:

    A Form 8-K, dated December 31, 1993, was filed during the fourth quarter of the fiscal year ended January 31, 1994 covering Items 2 and 7. Financial statements of May Printing Company (consisting of balance sheets as of September 30, 1993 and December 31, 1992 and the related statements of operations, stockholders' equity and cash flows for the nine month period ended September 30, 1993 and for the year ended December 31, 1992 respectively, including the accountants' reports thereon), and unaudited condensed consolidated pro forma financial statements (consisting of a balance sheet as of October 31, 1993 and statements of operations for the nine month period ended October 31, 1993 and for the year ended January 31, 1993) were included in the Form 8-K/A.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

    Our report on the consolidated financial statements of Merrill Corporation has been incorporated by reference in this Form 10-K from page 34 of the 1994 Annual Report to Shareholders of Merrill Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(a)2 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND

St. Paul, Minnesota
March 22, 1994

                                                                     SCHEDULE II
                              MERRILL CORPORATION

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                                           COLUMN D
                                                                                    -----------------------
                                                                                                                     COLUMN E
                                                     COLUMN B                             DEDUCTIONS          ----------------------
                                                    ----------                      -----------------------
                    COLUMN A                        BALANCE AT      COLUMN C                       AMOUNTS    BALANCE AT END OF YEAR
- -------------------------------------------------   BEGINNING     -------------       AMOUNTS      WRITTEN    ----------------------
NAME OF DEBTOR                                       OF YEAR        ADDITIONS        COLLECTED       OFF      CURRENT    NOT CURRENT
- -------------------------------------------------   ----------    -------------     -----------    --------   --------   -----------
Year Ended January 31, 1992
  Virgil Jackson.................................   $      66     $                 $      (66)    $          $          $
  Robert Nienhouse...............................         100                             (100)
  Kristian Cee...................................         100                                                                 100
  S.J. Consultants, Inc..........................         340              360                                                700
  Joseph Ruane...................................          98                               (3)                                95
                                                        -----            -----      -----------    --------   --------   -----------
      Total......................................   $     704     $        360      $     (169)    $ --       $ --       $    895
                                                        -----            -----      -----------    --------   --------   -----------
                                                        -----            -----      -----------    --------   --------   -----------
Year Ended January 31, 1993
  Kristian Cee...................................   $     100     $                 $              $          $          $    100
  S.J. Consultants, Inc..........................         700                                                                 700
  Joseph Ruane...................................          95                               (4)                                91
                                                        -----            -----      -----------    --------   --------   -----------
      Total......................................   $     895     $    --           $       (4)    $ --       $ --       $    891
                                                        -----            -----      -----------    --------   --------   -----------
                                                        -----            -----      -----------    --------   --------   -----------
Year Ended January 31, 1994
  Kristian Cee (a)...............................   $     100     $                 $              $          $          $    100
  S.J. Consultants, Inc. (b).....................         700              154             (71)                               783
  Joseph Ruane (c)...............................          91               25              (4)                               112
  Eric M. Polans (d).............................                          200                                                200
  B. Michael James (e)...........................                          141                                                141
                                                        -----            -----      -----------    --------   --------   -----------
      Total......................................   $     891     $        520      $      (75)    $ --       $ --       $  1,336
                                                        -----            -----      -----------    --------   --------   -----------
                                                        -----            -----      -----------    --------   --------   -----------

ADDITIONAL INFORMATION

                                                                            REPAYMENT
NAME OF PARTY                            DUE DATE        INTEREST RATE        TERMS                        COLLATERAL
- ----------------------------------    ---------------    -------------    --------------    ----------------------------------------
(a) Kristian Cee, employee........    termination of            0     %   In full at        Common stock of the Company
                                      employment                           maturity
(b) S.J. Consultants, Inc.........             4/1/94*      Prime rate    In full at        Commissions owed or
                                                                           maturity          to be owed to S.J. Consultants, and
                                                                                             personal guaranty of Lawrence M.
                                                                                             Polans.
(c) Joseph Ruane,
   employee (1)...................            6/15/05           8     %   Monthly           Real property in filed deed of trust
                                                                           principal and
                                                                           interest
                                                                           payments
            (2)...................             8/1/96           8     %   33% per year      Unsecured
                                                                           including
                                                                           accrued
                                                                           interest
(d) Eric M. Polans,
   employee.......................             6/7/94    Prime rate       In full at        Unsecured
                                                         plus 1%           maturity
(e) B. Michael James,
   employee.......................    1/31/99 or                0     %   20% per year      Unsecured
                                      termination of
                                      employment

- --------------------------
* Currently under renegotiation with expectation of payment over approximately 5 years.

                                                                      SCHEDULE V
                              MERRILL CORPORATION

                         PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                             COLUMN B                                                          COLUMN F
                                           ------------     COLUMN C                                          -----------
                COLUMN A                    BALANCE AT    -------------      COLUMN D          COLUMN E
- ----------------------------------------   BEGINNING OF   ADDITIONS AT     -------------    --------------    BALANCE AT
CLASSIFICATION                                 YEAR           COST          RETIREMENTS         OTHER         END OF YEAR
- ----------------------------------------   ------------   -------------    -------------    --------------    -----------
Year Ended January 31, 1992
  Land..................................   $       333    $                $                $                 $       333
  Building..............................         3,131          5                                                   3,136
  Production Equipment..................        12,405      2,363(1)               (469)            5              14,304
  Furniture and Fixtures................         3,198        177                   (26)                            3,349
  Leasehold Improvements................         4,551         43                   (75)                            4,519
  Construction in Progress                          99         55                                                     154
                                           ------------   -------------    -------------      -------         -----------
    Total...............................   $    23,717    $ 2,643          $       (570)    $       5         $    25,795
                                           ------------   -------------    -------------      -------         -----------
                                           ------------   -------------    -------------      -------         -----------
Year Ended January 31, 1993
  Land..................................   $       333    $                $                $                 $       333
  Building..............................         3,136         22                                 277               3,435
  Production Equipment..................        14,304      5,048(1)             (2,737)            5              16,620
  Furniture and Fixtures................         3,349        965                    (5)           26               4,335
  Leasehold Improvements................         4,519        192                                 367               5,078
  Construction in Progress..............           154      1,220                                (714)(2)             660
                                           ------------   -------------    -------------      -------         -----------
                                           $    25,795    $ 7,447          $     (2,742)    $     (39)        $    30,461
                                           ------------   -------------    -------------      -------         -----------
                                           ------------   -------------    -------------      -------         -----------
Year Ended January 31, 1994
  Land..................................   $       333    $                $                $     520(4)      $       853
  Buildings.............................         3,435                                          3,339(4)            6,774
  Production Equipment..................        16,620      5,991(1)               (521)        4,431(4)           26,521
  Furniture and Fixtures................         4,335      1,188                   (37)          751(4)            6,237
  Leasehold Improvements................         5,078        364                                  43               5,485
  Construction in Progress..............           660        379                                (557)(3)             482
                                           ------------   -------------    -------------      -------         -----------
    Total...............................   $    30,461    $ 7,922          $       (558)    $   8,527         $    46,352
                                           ------------   -------------    -------------      -------         -----------
                                           ------------   -------------    -------------      -------         -----------

- ------------------------
(1)   Represents computer systems and printing related equipment.
(2)   Represents  reclassifications  of  completed  construction  to   primarily
      leasehold improvements and building.
(3) Represents a reclassification of construction in progress to primarily production equipment.
(4)   Represents assets from May Printing Company acquisition.

See page 28 of the Annual Report incorporated by reference in this Form 10K for information regarding property, plant and equipment accounting policies.

                                                                     SCHEDULE VI
                              MERRILL CORPORATION

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT

              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                                                         COLUMN F
                                                COLUMN B                                                ----------
                                              ------------    COLUMN C
                   COLUMN A                    BALANCE AT    ----------     COLUMN D       COLUMN E     BALANCE AT
   ----------------------------------------   BEGINNING OF   ADDITIONS    -------------    ---------      END OF
   CLASSIFICATION                                 YEAR        AT COST      RETIREMENTS       OTHER         YEAR
   ----------------------------------------   ------------   ----------   -------------    ---------    ----------
   Year Ended January 31, 1992
     Land..................................   $              $            $                $            $
     Building..............................           433          104                                         537
     Production Equipment..................         5,598        2,006            (334)                      7,270
     Furniture and Fixtures................         2,048          436             (20)                      2,464
     Leasehold Improvements................         2,359          582             (74)                      2,867
                                              ------------   ----------   -------------         ---     ----------
                                              $    10,438    $   3,128    $       (428)    $            $   13,138
                                              ------------   ----------   -------------         ---     ----------
                                              ------------   ----------   -------------         ---     ----------
   Year Ended January 31, 1993
     Land..................................   $              $            $                $            $
     Building..............................           537          110                                         647
     Production Equipment..................         7,270        2,882          (2,621)         (96)         7,435
     Furniture and Fixtures................         2,464          437              (5)          93          2,989
     Leasehold Improvements................         2,867          643                                       3,510
                                              ------------   ----------   -------------         ---     ----------
                                              $    13,138    $   4,072    $     (2,626)    $     (3)    $   14,581
                                              ------------   ----------   -------------         ---     ----------
                                              ------------   ----------   -------------         ---     ----------
   Year Ended January 31, 1994
     Land..................................   $              $            $                $            $
     Buildings.............................           647          130                                         777
     Production Equipment..................         7,435        4,104            (439)          41         11,141
     Furniture and Fixtures................         2,989          551             (30)           1          3,511
     Leasehold Improvements................         3,510          735                                       4,245
                                              ------------   ----------   -------------         ---     ----------
                                              $    14,581    $   5,520    $       (469)    $     42     $   19,674
                                              ------------   ----------   -------------         ---     ----------
                                              ------------   ----------   -------------         ---     ----------

See page 28 of the Annual Report incorporated by reference in this Form 10K for information regarding property, plant and equipment accounting policies.

                                                                   SCHEDULE VIII

                              MERRILL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                     COLUMN C
                                                           ----------------------------
                                             COLUMN B               ADDITIONS                COLUMN D
                                           ------------    ----------------------------    ------------      COLUMN E
                COLUMN A                    BALANCE AT                       CHARGED        DEDUCTIONS     ------------
- ----------------------------------------   BEGINNING OF      CHARGED         TO OTHER          FROM         BALANCE AT
DESCRIPTION                                    YEAR         TO INCOME        ACCOUNTS        RESERVES      END OF YEAR
- ----------------------------------------   ------------    ------------    ------------    ------------    ------------
Year Ended January 31, 1992
  Valuation account deducted from assets
   to which it applies --
   Allowance for doubtful accounts......   $     1,263     $     1,167     $       12  (A) $     692   (B) $     1,750
                                           ------------    ------------           ---          -----       ------------
                                           ------------    ------------           ---          -----       ------------
Year Ended January 31, 1993
  Valuation account deducted from assets
   to which it applies --
   Allowance for doubtful accounts......   $     1,750     $     1,349     $       45  (A) $     689   (B) $     2,455
                                           ------------    ------------           ---          -----       ------------
                                           ------------    ------------           ---          -----       ------------
Year Ended January 31, 1994
  Valuation account deducted from assets
   to which it applies --
   Allowance for doubtful accounts......   $     2,455     $       579     $       30  (A) $     770   (B) $     2,294
                                           ------------    ------------           ---          -----       ------------
                                           ------------    ------------           ---          -----       ------------

- ------------------------
(A)   Recoveries on accounts previously written off.
(B)   Uncollectible accounts written off and adjustments to the allowance.

                                                                     SCHEDULE IX

                              MERRILL CORPORATION

                             SHORT-TERM BORROWINGS

              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                       COLUMN C
                                                     ------------
                                                       WEIGHTED         COLUMN D             COLUMN E               COLUMN F
             COLUMN A                   COLUMN B       AVERAGE      ----------------   --------------------   --------------------
- -----------------------------------   ------------     INTEREST      MAXIMUM AMOUNT       AVERAGE AMOUNT        WEIGHTED AVERAGE
CATEGORY OF AGGREGATE                  BALANCE AT    RATE AT END      OUTSTANDING          OUTSTANDING        INTEREST RATE DURING
SHORT-TERM BORROWINGS (A)             END OF YEAR      OF YEAR      DURING THE YEAR    DURING THE YEAR (B)        THE YEAR (C)
- -----------------------------------   ------------   ------------   ----------------   --------------------   --------------------
Year Ended January 31, 1992
  Bank note payable................       --            --          $        7,425     $           2,907                 8.80     %
Year Ended January 31, 1993
  Bank note payable................       --            --          $        1,650     $              56                 6.52     %
Year Ended January 31, 1994
  Bank note payable................   $     2,600          5.75  %  $        2,600     $              93                 5.75     %

- ------------------------
(A) A bank line of credit is maintained for short-term borrowings. The Company has a revolving credit agreement providing a $10 million unsecured bank line of credit to the Company through May 31, 1994.
(B) Average amounts outstanding are weighted averages based upon actual days outstanding.
(C) Annual weighted average interest rates are determined based on daily outstanding principal amounts and exclude costs of maintaining lines of credit.

                                                                      SCHEDULE X

                              MERRILL CORPORATION

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION

              FOR THE YEARS ENDED JANUARY 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                        COLUMN B
                                           -----------------------------------
                COLUMN A                      CHARGED TO COSTS AND EXPENSES
- ----------------------------------------   -----------------------------------
ITEM                                         1994         1993         1992
- ----------------------------------------   ---------   ----------   ----------
1.  Maintenance and repairs.............   $   2,598   $    2,262   $    1,996

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    April 29, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

BY (SIGNATURE)
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer (Principal
                           Executive Officer) and Director
(DATE)                    April 29, 1994
BY (SIGNATURE)
(NAME AND TITLE)          John B. McCain, Vice President -- Finance, Chief Financial Officer
                           and Treasurer (Principal Financial and Accounting Officer)
(DATE)                    April 29, 1994
BY (SIGNATURE)
(NAME AND TITLE)          Kenneth F. Merrill, Director
(DATE)                    April 29, 1994
BY (SIGNATURE)
(NAME AND TITLE)          Robert F. Nienhouse, Director
(DATE)                    April 29, 1994
BY (SIGNATURE)
(NAME AND TITLE)          Richard G. Lareau, Director
(DATE)                    April 29, 1994
BY (SIGNATURE)
(NAME AND TITLE)          Paul G. Miller, Director
(DATE)                    April 29, 1994
BY (SIGNATURE)
(NAME AND TITLE)          Rick R. Atterbury, Director
(DATE)                    April 29, 1994
BY (SIGNATURE)
(NAME AND TITLE)          Ronald N. Hoge, Director
(DATE)                    April 29, 1994

                              MERRILL CORPORATION
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                     FOR FISCAL YEAR ENDED JANUARY 31, 1993

 ITEM NO.                       DESCRIPTION                                       METHOD OF FILING
- -----------  --------------------------------------------------  --------------------------------------------------
       3.1   Articles of Incorporation of the Company            Incorporated by reference to Exhibit 3.1 to the
                                                                  Company's Registration Statement on Form S-1
                                                                  (File No. 33-4062)
       3.2   Amendments to Articles of Incorporation as of June  Incorporated by reference to Exhibit 3.2 to the
              20, 1986 and March 27, 1987                         Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1987
       3.3   Restated Bylaws of the Company                      Incorporated by reference to Exhibit 3.3 to the
                                                                  Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1990
      10.1   1985 Incentive Stock Option Plan                    Incorporated by reference to Exhibit 10.2 to the
                                                                  Company's Registration Statement on Form S-1
                                                                  (File No. 33-4062)
      10.2   Employment Agreement between Rick R. Atterbury and  Incorporated by reference to Exhibit 10.2 to the
              the Company, dated as of February 1, 1987, as       Company's Annual Report on Form 10-K for the
              amended                                             fiscal year ended January 31, 1991
      10.3   Amendment to Employment Agreement between Rick R.   Filed herewith electronically
              Atterbury and the Company, dated as of April 29,
              1994.
      10.4   Facilities Lease dated October 1, 1985 between the  Incorporated by reference to Exhibit 10.17 to the
              Port Authority of the City of Saint Paul as         Company's Registration Statement on Form S-1
              lessor and the Company as lessee                    (File No. 33-4062)
      10.5   Land Lease dated October 1, 1985 between the Port   Incorporated by reference to Exhibit 10.18 to the
              Authority of the City of Saint Paul as lessor and   Company's Registration Statement on Form S-1
              the Company as lessee                               (File No. 33-4062)
      10.6   Restated and Amended Revolving Credit Agreement     Incorporated by reference to Exhibit 10.5 to the
              dated as of September 10, 1992 between Marquette    Company's Annual Report on Form 10-K for the
              Bank Minneapolis, N.A. and the Company              fiscal year ended January 31, 1993
      10.7   1987 Omnibus Stock Plan, as amended                 Incorporated by reference to Exhibit 10.14 to the
                                                                  Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1991
      10.8   Employment Agreement between John Castro and the    Incorporated by reference to Exhibit 10 to the
              Company dated as of February 1, 1989                Company's Quarterly Report on Form 10-Q for the
                                                                  fiscal quarter ended April 30, 1989
      10.9   Amendment to Employment Agreement between John      Filed herewith electronically
              Castro and the Company dated as of April 29,
              1994.
      10.10  1993 Incentive Stock Plan                           Incorporated by reference to Exhibit 10.8 to the
                                                                  Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1993

 ITEM NO.                       DESCRIPTION                                       METHOD OF FILING
- -----------  --------------------------------------------------  --------------------------------------------------
      10.11  Option Agreement dated as of July 1, 1991 between   Incorporated by reference to Exhibit 10.9 to the
              Ronald N. Hoge and the Company                      Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1993
      10.12  Asset Purchase Agreement, dated as of December 31,  Incorporated by reference to Exhibit 2.1 to the
              1993 among the Company, Merrill Acquisition         Company's Current Report on Form 8-K dated
              Corporation, May Printing Company and               December 31, 1993.
              Shareholders of May Printing Company.
      10.13  Loan Agreement, dated as of July 1, 1990 between    Filed herewith electronically
              May Printing Company and Minnesota Agricultural
              and Economic Development Board, amended as of
              December 31, 1993.
      10.14  Guaranty of Loan Obligations of May Printing        Filed herewith electronically
              Company by the Company in favor of Minnesota
              Agricultural and Economic Development Board,
              dated as of December 31, 1993.
      10.15  Guaranty Agreement of the obligations of Merrill    Filed herewith electronically
              Acquisition Corporation by the Company in favor
              of May Printing Company, and Thomas May and James
              Scott May, dated as of December 31, 1993.
      11.1   Computation of per share earnings                   Filed herewith electronically
      13.1   Portions of Annual Report to Shareholders           Filed herewith electronically
      21.1   Subsidiaries of the Company                         Filed herewith electronically
      23.1   Consent of Independent Accountants                  Filed herewith electronically