Form 10-Q
period 1994-04-30
MERRILL CORP
filed 1994-06-14
CIK 790406

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       (MARK ONE)

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1994

                                       OR

         / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                  TO

     COMMISSION FILE NUMBER:  0-14082

                                  MERRILL CORPORATION

                   (Exact name of Registrant as specified in its charter)

             MINNESOTA                           41-0946258
  (State or other jurisdiction of
   incorporation or organization)      (I.R.S. Employer Identification
                                                    No.)

         One Merrill Circle
        St. Paul, Minnesota                         55108
  (Address of principal executive                (Zip Code)
              offices)

Registrant's telephone number, including area code: 612-646-4501

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                            Yes    X    No
                               --------    --------

The number of shares outstanding of Registrant's Common Stock, par value $.01, on June 10, 1994 was 7,541,258.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Included herein is the following unaudited financial information:

       Consolidated  Balance Sheets as of April  30, 1994 and January 31,
       1994.

       Consolidated Statements of Operations for the three-month periods ended April 30, 1994 and 1993.

       Consolidated Statements of Cash Flows for the three-month periods ended April 30, 1994 and 1993.

       Notes to Consolidated Financial Statements.

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                        APRIL 30,   JANUARY 31,
                                                                                          1994         1994
                                                                                       -----------  -----------
Current assets
  Cash and cash equivalents..........................................................  $     4,864  $     2,558
  Trade receivables, less allowance for doubtful accounts of $3,544 and $2,294
   respectively......................................................................       42,218       38,777
  Work in process inventories........................................................       16,490       11,821
  Other inventories..................................................................        3,359        3,935
  Other..............................................................................        3,123        2,344
                                                                                       -----------  -----------
    Total current assets.............................................................       70,054       59,435
                                                                                       -----------  -----------
Property, plant and equipment, net...................................................       26,920       26,678
Goodwill, net........................................................................       11,409       11,616
Other assets.........................................................................        2,410        2,394
                                                                                       -----------  -----------
    Total assets.....................................................................  $   110,793  $   100,123
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable to bank...............................................................  $     3,700  $     2,600
  Current maturities of long-term debt...............................................        1,321        1,325
  Current maturities of capital lease obligations....................................          365          365
  Accounts payable...................................................................       17,708       15,939
  Accrued expenses...................................................................       13,289       13,145
  Income taxes payable...............................................................        3,221          115
  Deferred income taxes..............................................................        2,982        3,418
                                                                                       -----------  -----------
    Total current liabilities........................................................       42,586       36,907
                                                                                       -----------  -----------
Long-term debt, net of current maturities............................................        6,040        6,040
Capital lease obligations, net of current maturities.................................        2,470        2,616
Deferred income taxes................................................................          669          669
Other................................................................................          385          294
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 7,533,458 shares and
   7,492,922 shares, respectively, issued and outstanding............................           75           75
  Undesignated stock: 500,000 shares authorized; no shares issued....................
  Additional paid-in capital.........................................................       13,568       12,996
  Retained earnings..................................................................       45,000       40,526
                                                                                       -----------  -----------
    Total shareholders' equity.......................................................       58,643       53,597
                                                                                       -----------  -----------
    Total liabilities and shareholders' equity.......................................  $   110,793  $   100,123
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                       THREE MONTHS
                                                                                          ENDED
                                                                                        APRIL 30,
                                                                                  -------------------
                                                                                   1994        1993
                                                                                  -------     -------
Revenue.........................................................................  $61,463     $41,244
Cost of sales...................................................................   38,447      25,437
                                                                                  -------     -------
  Gross profit..................................................................   23,016      15,807
Selling, general and administrative expenses....................................   14,882      10,360
                                                                                  -------     -------
  Operating income..............................................................    8,134       5,447
Interest expense................................................................     (233)        (92)
Other income....................................................................       63          85
                                                                                  -------     -------
  Income before provision for income taxes and cumulative effect of change in
   accounting for income taxes..................................................    7,964       5,440
Provision for income taxes......................................................    3,265       2,158
                                                                                  -------     -------
Income before cumulative effect of change in accounting for income taxes........    4,699       3,282
Cumulative effect of change in accounting for income taxes......................                  177
                                                                                  -------     -------
  Net income....................................................................  $ 4,699     $ 3,459
                                                                                  -------     -------
                                                                                  -------     -------
Income per common and common equivalent share:
  Before cumulative effect of change in accounting for income taxes.............  $   .58     $   .42
  Cumulative effect of change in accounting for income taxes....................                  .02
                                                                                  -------     -------
  Net income....................................................................  $   .58     $   .44
                                                                                  -------     -------
                                                                                  -------     -------
Dividends per common share......................................................  $   .03     $  .025
                                                                                  -------     -------
                                                                                  -------     -------

Weighted average number of common and common equivalent shares outstanding......  8,070,595 7,866,352
                                                                                  --------- ---------
                                                                                  --------- ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                APRIL 30,
                                                                                           --------------------
                                                                                             1994       1993
                                                                                           ---------  ---------
Operating activities
  Net income.............................................................................  $   4,699  $   3,459
  Adjustments to reconcile net income to net cash used in operating activities
    Depreciation.........................................................................      2,021      1,203
    Amortization.........................................................................        282         73
    Provision for losses on trade receivables............................................      1,115        341
    Tax benefit realized upon exercise of stock options..................................        355        226
    Deferred compensation expense........................................................         91
    Cumulative effect of change in accounting for income taxes...........................                  (177)
    Increase (decrease) from changes in operating assets and liabilities
      Trade receivables..................................................................     (4,556)    (3,385)
      Work in process inventories........................................................     (4,669)    (4,363)
      Other inventories..................................................................        576       (301)
      Other current assets...............................................................       (779)       (70)
      Accounts payable...................................................................      1,769      1,478
      Accrued expenses...................................................................        144        460
      Accrued and deferred income taxes..................................................      2,670        (41)
                                                                                           ---------  ---------
        Net cash provided by (used in) operating activities..............................      3,718     (1,097)
                                                                                           ---------  ---------
Investing activities
  Purchase of property, plant and equipment..............................................     (2,263)      (917)
  Other..................................................................................        (91)        10
                                                                                           ---------  ---------
        Net cash used in investing activities............................................     (2,354)      (907)
                                                                                           ---------  ---------
Financing activities
  Borrowings on note payable to bank.....................................................     12,900        600
  Repayments on note payable to bank.....................................................    (11,800)      (600)
  Principal payments on long-term debt and capital lease obligations.....................       (150)       (20)
  Dividends paid.........................................................................       (226)      (185)
  Other equity transactions, net.........................................................        218        143
                                                                                           ---------  ---------
        Net cash provided by (used in) financing activities..............................        942        (62)
                                                                                           ---------  ---------
Increase (decrease) in cash and cash equivalents.........................................      2,306     (2,066)
Cash and cash equivalents, beginning of period...........................................      2,558      9,562
                                                                                           ---------  ---------
Cash and cash equivalents, end of period.................................................  $   4,864  $   7,496
                                                                                           ---------  ---------
                                                                                           ---------  ---------
Supplemental cash flow disclosure
  Income taxes paid......................................................................  $     187  $   1,974
  Interest paid..........................................................................        113         89
                                                                                           ---------  ---------
                                                                                           ---------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of April 30, 1994 and January 31, 1994, and for the periods ended April 30, 1994 and 1993 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.  SELECTED BALANCE SHEET DATA (IN THOUSANDS)

                                                                    APRIL 30,  JANUARY 31,
                                                                      1994        1994
                                                                    ---------  -----------
Property, plant and equipment
  At cost.........................................................  $  48,343   $  46,352
  Less accumulated depreciation and amortization..................    (21,423)    (19,674)
                                                                    ---------  -----------
                                                                    $  26,920   $  26,678
                                                                    ---------  -----------
                                                                    ---------  -----------

3.  ACQUISITION

    On December 31, 1993, the Company completed the acquisition of substantially all of the assets of May Printing Company. Pro forma (unaudited) results for the three months ended April 30, 1993 as though the acquisition had been effective at the beginning of fiscal 1994 are as follows:

                        (000's except per share amounts)

Revenue.................................................  $  48,504
Net Income..............................................      3,728
Net Income Per Share....................................       $.47

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month periods ended April 30, 1994 and 1993, and the percentage change in such items between the two periods.

                                                                                                      PERCENTAGE
                                                                                     PERCENTAGE        INCREASE
                                                                                     OF REVENUE       ----------
                                                                                  ----------------     1994 VS.
                                                                                   1994      1993        1993
                                                                                  ------    ------    ----------
Revenue.........................................................................  100.0%    100.0%        49%
Cost of sales...................................................................   62.6      61.7         51
                                                                                  ------    ------
    Gross profit................................................................   37.4      38.3         46
Selling, general and administrative expenses....................................   24.2      25.1         44
                                                                                  ------    ------
    Operating income............................................................   13.2      13.2         49
Interest expense................................................................   (0.4)     (0.2)       153
Other income....................................................................    0.1       0.2        (26)
                                                                                  ------    ------
    Income before taxes and cumulative effect of change in accounting for income
     taxes......................................................................   12.9      13.2         46
Provision for income taxes......................................................    5.3       5.2         51
Cumulative effect of change in accounting for income taxes......................              0.4
                                                                                  ------    ------
    Net income..................................................................    7.6%      8.4%        36
                                                                                  ------    ------
                                                                                  ------    ------

    The  operating results  for the  three months ended  April 30,  1994, were a record for any quarter in the Company's history. These results were revenue-driven, reflecting double-digit percentage increases in each of the three traditional revenue categories complemented by approximately $9 million in revenue from May Printing Company, acquired in December 1993. Revenue was also well balanced between the three categories with Financial representing 34 percent of consolidated revenue, Corporate 33 percent, and Commercial and Other, including May Printing, 33 percent. The revenue breakdown in last year's quarter was Financial 34 percent, Corporate 44 percent, and Commercial and other 22 percent. The improvement in Financial revenue reflected strong markets for most of the quarter. Interest rate concerns caused increased market volatility late in the quarter, resulting in a slowing in typesetting production volume to levels only modestly above last year. The increase in Corporate revenue reflected the high level of proxy activity typical of the first calendar quarter.

    The reduction in gross margin in the quarter was anticipated and reflected the traditionally lower level of gross margin at May Printing. Selling, general and adminstrative expenses, as a percentage of revenue, were lower in the current quarter due to the large increase in revenue and the fixed nature of a portion of these expenses, together with a traditionally lower ratio of those expenses at May Printing.

    The effective income tax rate in the current quarter was 41 percent, compared to 39.7 percent a year ago, and reflects the estimated effective rate for fiscal year 1995. The increase in the estimated rate is caused by higher state income taxes and the reduction in the portion of business entertainment expenses deductible under the new tax laws.

FINANCIAL CONDITION

    Working capital increased $4.9 million in the current quarter reflecting strong earnings and operating cash flows. Capital expenditures for the quarter were $2.3 million, principally for production equipment and office remodeling and furnishing. Cash and cash equivalent balances, net of current bank borrowings, increased approximately $1.2 million. The balance of the increase in working capital reflected significant increases in receivables and work in process inventories which were partially offset by increased trade accounts and taxes payable.

    The Company has outstanding purchase commitments for capital equipment of approximately $1.5 million as of April 30, 1994.

                         PART II. -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       11.  Schedule of Computation of Per Share Earnings

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    June 14, 1994

BY (SIGNATURE)            /s/ John B. McCain
(NAME AND TITLE)          John B. McCain, Chief Financial Officer
(DATE)                    June 14, 1994

                                 EXHIBIT INDEX

 EXHIBIT                                                                                  METHOD OF FILING
- ---------                                                                         ---------------------------------
   11.     Schedule of Computation of Per Share Earnings........................      Filed herewith electronically