Form 10-Q
period 1994-07-31
MERRILL CORP
filed 1994-09-14
CIK 790406

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

     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1994

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on September 12, 1994 was 7,594,476.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Incorporated herein is the following unaudited financial information:

       Consolidated  Balance Sheets as  of July 31,  1994 and January 31,
       1994.

       Consolidated Statements of Operations for the three-month and six-month periods ended July 31, 1994 and 1993.

       Consolidated Statements of Cash Flows for the six-month periods ended July 31, 1994 and 1993.

       Notes to Consolidated Financial Statements.

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                        JULY 31,    JANUARY 31,
                                                                                          1994         1994
                                                                                       -----------  -----------
Current assets
  Cash and cash equivalents..........................................................  $     1,017  $     2,558
  Trade receivables, less allowance for doubtful accounts of $3,456 and $2,294
   respectively......................................................................       44,431       38,777
  Work in process inventories........................................................       12,176       11,821
  Other inventories..................................................................        3,455        3,935
  Refundable income taxes............................................................          487
  Other..............................................................................        2,207        2,344
                                                                                       -----------  -----------
    Total current assets.............................................................       63,773       59,435
                                                                                       -----------  -----------
Property, plant and equipment, net...................................................       27,166       26,678
Goodwill, net........................................................................       11,221       11,616
Other assets.........................................................................        2,357        2,394
                                                                                       -----------  -----------
    Total assets.....................................................................  $   104,517  $   100,123
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable to bank...............................................................  $     1,800  $     2,600
  Current maturities of long-term debt...............................................        1,318        1,325
  Current maturities of capital lease obligations....................................          365          365
  Accounts payable...................................................................       11,637       15,939
  Accrued expenses...................................................................       13,862       13,145
  Income taxes payable...............................................................                       115
  Deferred income taxes..............................................................        2,281        3,418
                                                                                       -----------  -----------
    Total current liabilities........................................................       31,263       36,907
                                                                                       -----------  -----------
Long-term debt, net of current maturities............................................        6,040        6,040
Capital lease obligations, net of current maturities.................................        2,442        2,616
Deferred income taxes................................................................          669          669
Other................................................................................          725          294
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 7,580,176 shares and
   7,492,922 shares, respectively, issued and outstanding............................           76           75
  Undesignated stock: 500,000 shares authorized; no shares issued....................
  Additional paid-in capital.........................................................       14,126       12,996
  Retained earnings..................................................................       49,176       40,526
                                                                                       -----------  -----------
    Total shareholders' equity.......................................................       63,378       53,597
                                                                                       -----------  -----------
    Total liabilities and shareholders' equity.......................................  $   104,517  $   100,123
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                          JULY 31,               JULY 31,
                                                                    --------------------  ----------------------
                                                                      1994       1993        1994        1993
                                                                    ---------  ---------  -----------  ---------
Revenue...........................................................  $  63,679  $  44,912  $   125,142  $  86,156
Cost of sales.....................................................     41,917     29,117       80,364     54,554
                                                                    ---------  ---------  -----------  ---------
  Gross profit....................................................     21,762     15,795       44,778     31,602
Selling, general and administrative expenses......................     14,162      9,880       29,044     20,240
                                                                    ---------  ---------  -----------  ---------
  Operating income................................................      7,600      5,915       15,734     11,362
Interest expense..................................................       (269)       (62)        (502)      (154)
Other income......................................................        130         63          193        148
                                                                    ---------  ---------  -----------  ---------
  Income before provision for income taxes and cumulative effect
   of change in accounting for income taxes.......................      7,461      5,916       15,425     11,356
Provision for income taxes........................................      3,065      2,398        6,330      4,556
                                                                    ---------  ---------  -----------  ---------
Income before cumulative effect of change in accounting for income
 taxes............................................................      4,396      3,518        9,095      6,800
Cumulative effect of change in accounting for income taxes........                                           177
                                                                    ---------  ---------  -----------  ---------
  Net income......................................................  $   4,396  $   3,518  $     9,095  $   6,977
                                                                    ---------  ---------  -----------  ---------
                                                                    ---------  ---------  -----------  ---------
Income per common and common equivalent share:
  Before cumulative effect of change in accounting for income
   taxes..........................................................  $.55       $.44       $1.13        $.86
  Cumulative effect of change in accounting for income taxes......                                      .02
                                                                    ---------  ---------  -----------  ---------
  Net income......................................................  $.55       $.44       $1.13        $.88
                                                                    ---------  ---------  -----------  ---------
                                                                    ---------  ---------  -----------  ---------

Dividends per common share........................................  $.03       $.025      $.06         $.05
                                                                    ---------  ---------  -----------  ---------
                                                                    ---------  ---------  -----------  ---------

Weighted average number of common and common equivalent shares
 outstanding......................................................  8,043,226  7,937,011    8,056,911  7,901,682
                                                                    ---------  ---------  -----------  ---------
                                                                    ---------  ---------  -----------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JULY 31,
                                                                                          --------------------
                                                                                            1994       1993
                                                                                          ---------  ---------
Operating activities
  Net income............................................................................  $   9,095  $   6,977
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization.......................................................      4,141      2,489
    Amortization of intangible assets...................................................        520        144
    Provision for losses on trade receivables...........................................      1,309        389
    Tax benefit realized upon exercise of stock options.................................        715        466
    Deferred compensation expense.......................................................        431
    Cumulative effect of change in accounting for income taxes..........................                  (177)
    Increase (decrease) from changes in operating assets and liabilities
      Trade receivables.................................................................     (6,963)    (2,918)
      Work in process inventories.......................................................       (355)    (2,323)
      Other inventories.................................................................        480         65
      Refundable income taxes...........................................................       (487)
      Other current assets..............................................................        137       (327)
      Accounts payable..................................................................     (4,302)      (836)
      Accrued expenses..................................................................        717      2,111
      Accrued and deferred income taxes.................................................     (1,252)     1,023
                                                                                          ---------  ---------
        Net cash provided by operating activities.......................................      4,186      7,083
                                                                                          ---------  ---------
Investing activities
  Purchase of property, plant and equipment.............................................     (4,629)    (2,542)
  Business acquisitions, net of cash acquired...........................................                  (849)
  Other.................................................................................        (88)        35
                                                                                          ---------  ---------
        Net cash used in investing activities...........................................     (4,717)    (3,356)
                                                                                          ---------  ---------
Financing activities
  Borrowings on note payable to bank....................................................     27,700        600
  Repayments on note payable to bank....................................................    (28,500)      (600)
  Principal payments on long-term debt and capital lease obligations....................       (181)       (42)
  Dividends paid........................................................................       (452)      (369)
  Other equity transactions, net........................................................        423        290
                                                                                          ---------  ---------
        Net cash used in financing activities...........................................     (1,010)      (121)
                                                                                          ---------  ---------
Increase (decrease) in cash and cash equivalents........................................     (1,541)     3,606
Cash and cash equivalents, beginning of period..........................................      2,558      9,562
                                                                                          ---------  ---------
Cash and cash equivalents, end of period................................................  $   1,017  $  13,168
                                                                                          ---------  ---------
                                                                                          ---------  ---------
Supplemental cash flow disclosure
  Income taxes paid.....................................................................  $   7,359  $   3,067
  Interest paid.........................................................................        267        148
                                                                                          ---------  ---------
                                                                                          ---------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of July 31, 1994 and for the periods ended July 31, 1994 and 1993 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.  SELECTED BALANCE SHEET DATA (IN THOUSANDS)

                                                                    JULY 31,   JANUARY 31,
                                                                      1994        1994
                                                                    ---------  -----------
Property, plant and equipment
  At cost.........................................................  $  50,442   $  46,352
  Less accumulated depreciation and amortization..................    (23,276)    (19,674)
                                                                    ---------  -----------
                                                                    $  27,166   $  26,678
                                                                    ---------  -----------
                                                                    ---------  -----------

3.  ACQUISITION

    On December 31, 1993, the Company completed the acquisition of substantially all of the assets of May Printing Company. Pro forma (unaudited) results for the periods ended July 31, 1993 as though the acquisition had been effective at the beginning of fiscal 1994 are as follows:

                        (000's except per share amounts)

                                                                                   SIX MONTHS
                                                                   THREE MONTHS      ENDED
                                                                       ENDED        JULY 31,
                                                                   JULY 31, 1993      1993
                                                                   -------------  ------------
Revenue..........................................................   $    52,097    $  100,601
Net Income.......................................................         3,748         7,476
Net Income Per Share.............................................          $.47          $.94

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month and six-month periods ended July 31, 1994 and 1993, and the percentage change in such items between the two periods.

                                                THREE MONTHS ENDED JULY
                                                          31,               SIX MONTHS ENDED JULY 31,
                                               --------------------------   --------------------------
                                                               PERCENTAGE                   PERCENTAGE
                                                                INCREASE                     INCREASE
                                                PERCENTAGE     (DECREASE)    PERCENTAGE     (DECREASE)
                                                OF REVENUE     ----------    OF REVENUE     ----------
                                               -------------    1994 VS.    -------------    1994 VS.
                                               1994    1993       1993      1994    1993       1993
                                               -----   -----   ----------   -----   -----   ----------
Revenue
  Financial..................................   34.9%   38.6%     28%        34.3%   36.5%     37%
  Corporate..................................   34.1    39.3      23         33.8    41.7      18
  Commercial & other.........................   31.0    22.1      99         31.9    21.8     112
                                               -----   -----     ---        -----   -----     ---
    Total revenue............................  100.0   100.0      42        100.0   100.0      45
Cost of sales................................   65.8    64.8      44         64.2    63.3      47
                                               -----   -----                -----   -----
    Gross profit.............................   34.2    35.2      38         35.8    36.7      42
Selling, general and administrative
 expenses....................................   22.3    22.0      43         23.2    23.5      44
                                               -----   -----                -----   -----
    Operating income.........................   11.9    13.2      29         12.6    13.2      39
Interest expense.............................   (0.4)   (0.1)    334         (0.4)   (0.2)    226
Other income.................................    0.2     0.1     106          0.2     0.2      30
                                               -----   -----                -----   -----
    Income before taxes and cumulative effect
     of change in accounting for income
     taxes...................................   11.7    13.2      26         12.4    13.2      36
Provision for income taxes...................    4.8     5.3      28          5.1     5.3      39
Cumulative effect of change in accounting for
 income taxes................................                                         0.2
                                               -----   -----                -----   -----
    Net income...............................    6.9%    7.9%     25%         7.3%    8.1%     30%
                                               -----   -----                -----   -----
                                               -----   -----                -----   -----

    The operating results for both the three-month and six-month periods ended July 31, 1994 were records for those periods. These results were again revenue driven, reflecting double-digit revenue increases, compared to the same periods of the prior year, in each of the Company's three traditional revenue categories, complemented by the results of May Printing Company, acquired in December, 1993. Revenue continued to be well balanced among the three categories in the current periods. The increase in Financial revenue reflected the high level of activity in the financial markets which existed into late June. Increased corporation proxy activity, EDGAR filings and mutual fund documentation were responsible for the improvement in Corporate revenue. The doubling of revenue in the Commercial and Other category was primarily due to the inclusion of May Printing Company, but also reflected increased election-related printing in this general election year, and revenue from additional facilities management installations.

    Since June, interest rate and other concerns have caused financial markets to become very uncertain and limiting to new financings. This has resulted in the level of activity in the Company's Financial revenue category being below previous levels for the past two months. For this reason, despite good activity in the Corporate and Commercial and Other categories, management has announced that it does not believe that third quarter operating results will meet market expectations that existed prior to the announcement.

    As anticipated, gross margins were lower in both current periods, principally due to the traditionally lower level of margins generated by May Printing Company. Selling, general and administrative expenses increased significantly again reflecting the inclusion of May Printing. Exclusive of May, these expenses grew somewhat less than the growth in revenue due to the fixed nature of a portion of these expenses.

    The effective income tax rate was 41 percent in both current periods, compared to 40.5 percent for the second quarter and 40.1 percent for the six-month period last year. The tax rate for the six-month periods represents the estimated rates for the respective fiscal years. The increase in the effective rate is caused by higher state income taxes and the reduction in the portion of business entertainment expenses deductible under the new tax laws.

FINANCIAL CONDITION

    Working capital increased $10 million in the six-month period, reflecting strong earnings and operating cash flows. Capital expenditures for the period were $4.6 million, principally for production equipment, office remodeling and furnishings. Cash and cash equivalents, net of current bank borrowings, decreased $741,000 in the period. In addition to capital expenditures, cash flows were utilized to support a $7 million increase in trade receivables, reflecting the 42 percent revenue increase in the period, and a $4.3 reduction in accounts payable due to the slowing of production activity in the latter part of the period as discussed above.

    The Company had outstanding purchase commitments for capital equipment of approximately $1.5 million as of July 31, 1994.

                         PART II. -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       11.  Schedule of Computation of Per Share Earnings

       27.  Financial Data Schedules

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    September 14, 1994

BY (SIGNATURE)            /s/ John B. McCain
(NAME AND TITLE)          John B. McCain, Chief Financial Officer
(DATE)                    September 14, 1994

                                 EXHIBIT INDEX

  EXHIBIT                                                                                   METHOD OF FILING
- -----------                                                                         ---------------------------------
       11.   Schedule of Computation of Per Share Earnings........................  Filed herewith electronically

       27.   Financial Data Schedules.............................................  Filed herewith electronically