Form 10-Q
period 1994-10-31
MERRILL CORP
filed 1994-12-15
CIK 790406

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

     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1994

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on December 12, 1994 was 7,594,426.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Incorporated herein is the following unaudited financial information:

       Consolidated Balance Sheets as of October 31, 1994 and January 31,
       1994.

       Consolidated Statements of Operations for the three-month and nine-month periods ended October 31, 1994 and 1993.

       Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 1994 and 1993.

       Notes to Consolidated Financial Statements.

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                       OCTOBER 31,  JANUARY 31,
                                                                                          1994         1994
                                                                                       -----------  -----------
Current assets
  Cash and cash equivalents..........................................................  $     8,926  $     2,558
  Trade receivables, less allowance for doubtful accounts of $3,473 and $2,294
   respectively......................................................................       41,868       38,777
  Work in process inventories........................................................        8,926       11,821
  Other inventories..................................................................        3,798        3,935
  Refundable income taxes............................................................          309
  Other..............................................................................        2,653        2,344
                                                                                       -----------  -----------
    Total current assets.............................................................       66,480       59,435
                                                                                       -----------  -----------
Property, plant and equipment, net...................................................       27,503       26,678
Goodwill, net........................................................................       11,363       11,616
Other assets.........................................................................        2,053        2,394
                                                                                       -----------  -----------
    Total assets.....................................................................  $   107,399  $   100,123
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable to bank...............................................................  $            $     2,600
  Current maturities of long-term debt...............................................          744        1,325
  Current maturities of capital lease obligations....................................          661          365
  Accounts payable...................................................................       16,191       15,939
  Accrued expenses...................................................................       13,161       13,145
  Income taxes payable...............................................................                       115
  Deferred income taxes..............................................................        1,851        3,418
                                                                                       -----------  -----------
    Total current liabilities........................................................       32,608       36,907
                                                                                       -----------  -----------
Long-term debt, net of current maturities............................................        5,795        6,040
Capital lease obligations, net of current maturities.................................        2,065        2,616
Deferred income taxes................................................................          669          669
Other................................................................................          750          294
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 7,594,476 shares and
   7,492,922 shares, respectively, issued and outstanding............................           76           75
  Undesignated stock: 500,000 shares authorized; no shares issued....................
  Additional paid-in capital.........................................................       14,287       12,996
  Retained earnings..................................................................       51,149       40,526
                                                                                       -----------  -----------
    Total shareholders' equity.......................................................       65,512       53,597
                                                                                       -----------  -----------
    Total liabilities and shareholders' equity.......................................  $   107,399  $   100,123
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                      OCTOBER 31,             OCTOBER 31,
                                                                  --------------------  ------------------------
                                                                    1994       1993        1994         1993
                                                                  ---------  ---------  -----------  -----------
Revenue.........................................................  $  57,474  $  42,541  $   182,616  $   128,697
Cost of sales...................................................     40,553     27,358      120,917       81,912
                                                                  ---------  ---------  -----------  -----------
  Gross profit..................................................     16,921     15,183       61,699       46,785
Selling, general and administrative expenses....................     12,943     10,153       41,988       30,393
                                                                  ---------  ---------  -----------  -----------
  Operating income..............................................      3,978      5,030       19,711       16,392
Interest expense................................................       (241)       (64)        (742)        (218)
Other income....................................................        102        107          295          255
                                                                  ---------  ---------  -----------  -----------
  Income before provision for income taxes and cumulative effect
   of change in accounting for income taxes.....................      3,839      5,073       19,264       16,429
Provision for income taxes......................................      1,634      2,039        7,964        6,595
                                                                  ---------  ---------  -----------  -----------
Income before cumulative effect of change in accounting for
 income taxes...................................................      2,205      3,034       11,300        9,834
Cumulative effect of change in accounting for income taxes......                                             177
                                                                  ---------  ---------  -----------  -----------
  Net income....................................................  $   2,205  $   3,034  $    11,300  $    10,011
                                                                  ---------  ---------  -----------  -----------
                                                                  ---------  ---------  -----------  -----------
Income per common and common equivalent share:
  Before cumulative effect of change in accounting for income
   taxes........................................................  $     .28  $     .38  $      1.41  $      1.24
  Cumulative effect of change in accounting for income taxes....                                             .02
                                                                  ---------  ---------  -----------  -----------
  Net income....................................................  $     .28  $     .38  $      1.41  $      1.26
                                                                  ---------  ---------  -----------  -----------
                                                                  ---------  ---------  -----------  -----------

Dividends per common share......................................  $     .03  $    .025  $       .09  $      .075
                                                                  ---------  ---------  -----------  -----------
                                                                  ---------  ---------  -----------  -----------

Weighted average number of common and common equivalent shares
 outstanding....................................................  7,972,277  8,033,904    8,028,699    7,945,756
                                                                  ---------  ---------  -----------  -----------
                                                                  ---------  ---------  -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                              OCTOBER 31,
                                                                                         ---------------------
                                                                                            1994       1993
                                                                                         ----------  ---------
Operating activities
  Net income...........................................................................  $   11,300  $  10,011
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization......................................................       6,357      3,867
    Amortization of intangible assets..................................................         845        213
    Provision for losses on trade receivables..........................................       1,485        263
    Tax benefit realized upon exercise of stock options................................         795        610
    Deferred compensation expense......................................................         456
    Cumulative effect of change in accounting for income taxes.........................                   (177)
    Changes in operating assets and liabilities
      Trade receivables................................................................      (4,576)    (4,316)
      Work in process inventories......................................................       2,895     (5,900)
      Other inventories................................................................         137        262
      Refundable income taxes..........................................................        (309)
      Other current assets.............................................................        (309)      (639)
      Accounts payable.................................................................         252      2,606
      Accrued expenses.................................................................          16      2,586
      Accrued and deferred income taxes................................................      (1,682)      (479)
                                                                                         ----------  ---------
        Net cash provided by operating activities......................................      17,662      8,801
                                                                                         ----------  ---------
Investing activities
  Purchase of property, plant and equipment............................................      (7,182)    (4,407)
  Business acquisitions, net of cash acquired..........................................        (346)      (849)
  Purchase of minority interest........................................................                   (302)
  Other................................................................................         (95)        86
                                                                                         ----------  ---------
        Net cash used in investing activities..........................................      (7,433)    (5,472)
                                                                                         ----------  ---------
Financing activities
  Borrowings on note payable to bank...................................................      28,400        600
  Repayments on note payable to bank...................................................     (31,000)      (600)
  Principal payments on long-term debt and capital lease obligations...................      (1,081)       (66)
  Dividends paid.......................................................................        (677)      (555)
  Other equity transactions, net.......................................................         497        356
                                                                                         ----------  ---------
        Net cash used in financing activities..........................................      (3,861)      (265)
                                                                                         ----------  ---------
Increase in cash and cash equivalents..................................................       6,368      3,064
Cash and cash equivalents, beginning of period.........................................       2,558      9,562
                                                                                         ----------  ---------
Cash and cash equivalents, end of period...............................................  $    8,926  $  12,626
                                                                                         ----------  ---------
                                                                                         ----------  ---------
Supplemental cash flow disclosure
  Income taxes paid....................................................................  $    9,169  $   6,572
  Interest paid........................................................................         632        208
                                                                                         ----------  ---------
                                                                                         ----------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of October 31, 1994 and for the periods ended October 31, 1994 and 1993 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

2.  SELECTED BALANCE SHEET DATA (IN THOUSANDS)

                                                                   OCTOBER 31,  JANUARY 31,
                                                                      1994         1994
                                                                   -----------  -----------
Property, plant and equipment
  At cost........................................................   $  52,912    $  46,352
  Less accumulated depreciation and amortization.................     (25,409)     (19,674)
                                                                   -----------  -----------
                                                                    $  27,503    $  26,678
                                                                   -----------  -----------
                                                                   -----------  -----------

3.  ACQUISITION

    On December 31, 1993, the Company completed the acquisition of substantially all of the assets of May Printing Company. Pro forma (unaudited) results for the periods ended October 31, 1993 as though the acquisition had been effective at the beginning of fiscal 1994 are as follows:

                        (000's except per share amounts)

                                                              THREE MONTHS      NINE MONTHS
                                                                  ENDED            ENDED
                                                               OCTOBER 31,      OCTOBER 31,
                                                                  1993             1993
                                                             ---------------  ---------------
Revenue....................................................    $    49,558      $   150,159
Net Income.................................................          2,856           10,333
Net Income Per Share.......................................           $.36            $1.30

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month and nine-month periods October 31, 1994 and 1993, and the percentage change in such items between the two periods.

                                               THREE MONTHS ENDED OCTOBER   NINE MONTHS ENDED OCTOBER
                                                          31,                          31,
                                               --------------------------   --------------------------
                                                               PERCENTAGE                   PERCENTAGE
                                                                INCREASE                     INCREASE
                                                PERCENTAGE     (DECREASE)    PERCENTAGE     (DECREASE)
                                                OF REVENUE     ----------    OF REVENUE     ----------
                                               -------------    1994 VS.    -------------    1994 VS.
                                               1994    1993       1993      1994    1993       1993
                                               -----   -----   ----------   -----   -----   ----------
Revenue
  Financial..................................   30.2%   46.6%    (12)%       33.0%   39.8%     18%
  Corporate..................................   35.7    28.5      69         34.4    37.3      31
  Commercial & other.........................   34.1    24.9      85         32.6    22.8     102
                                               -----   -----     ---        -----   -----     ---
    Total revenue............................  100.0   100.0      35        100.0   100.0      42
Cost of sales................................   70.6    64.3      48         66.2    63.6      48
                                               -----   -----                -----   -----
    Gross profit.............................   29.4    35.7      11         33.8    36.4      32
Selling, general and administrative
 expenses....................................   22.5    23.9      28         23.0    23.6      38
                                               -----   -----                -----   -----
    Operating income.........................    6.9    11.8     (21)        10.8    12.8      20
Interest expense.............................   (0.4)   (0.2)    275         (0.4)   (0.2)    240
Other income.................................    0.2     0.3      (5)         0.2     0.2      16
                                               -----   -----                -----   -----
    Income before taxes and cumulative effect
     of change in accounting for income
     taxes...................................    6.7    11.9     (24)        10.6    12.8      17
Provision for income taxes...................    2.8     4.8     (20)         4.4     5.1      21
Cumulative effect of change in accounting for
 income taxes................................                                         0.1
                                               -----   -----                -----   -----
    Net income...............................    3.9%    7.1%    (27)%        6.2%    7.8%     13%
                                               -----   -----                -----   -----
                                               -----   -----                -----   -----

    The decrease in earnings in the current quarter was expected and reflected the slowdown in financial market transactions which began in mid-summer. These market conditions resulted in more competitive pricing for available work, which adversely affected both financial category revenue and gross margins. Gross margins were also negatively impacted by underutilization of typesetting production facilities due to the reduction in revenue from the level of the first two fiscal quarters. Revenue in the corporate and commercial and other categories was well ahead of year-ago levels for both the quarter and the nine-month period. The increase in corporate revenue reflected continued growth in mutual fund documentation through the addition of new clients and increases in business with existing clients. The increase in commercial and other revenue was principally due to the impact of May Printing Company, acquired in December, 1993, but also resulted from increased election-related printing and growth in the number of facilities management installations. Operating results for the nine-month period remained ahead of the previous year's levels although both gross and operating margins were well below those levels due to the third quarter weakness and the change in the balance of our business mix.

    Selling, general and administrative expenses increased significantly with about half of the increase reflecting the addition of May Printing. As a percentage of revenue, these expenses decreased somewhat in both of the current periods due to the significant revenue increase and the fixed nature of certain of these expenses.

    The effective income tax rates were 42.6 percent and 41.3 percent, respectively, for the current three and nine month periods, compared to 40.2 percent and 40.1 percent, respectively, for the same periods a year ago. The tax rate for the nine-month periods represents the estimated effective rate for the respective fiscal years. The increase in the effective rate reflects higher state income taxes and the reduction in the portion of business entertainment expenses deductible under the new tax laws.

FINANCIAL CONDITION

    Working capital at October 31, 1994 was $33.9 million, an increase of $11.3 million from January 31, 1994. The increase reflected strong earnings and cash flow which was partially offset by $7.2 million in capital expenditures. The capital expenditures were primarily for production equipment, office remodeling and furnishings. In addition to capital expenditures, cash flows were utilized to support a $4 million increase in trade receivables, reflecting the strong revenue increase in the period, and a reduction in current debt of $3.2 million.

    The Company had outstanding purchase commitments for capital equipment of approximately $1.1 million as of October 31, 1994.

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

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    December 15, 1994

BY (SIGNATURE)            /s/ John B. McCain
(NAME AND TITLE)          John B. McCain, Chief Financial Officer
(DATE)                    December 15, 1994

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