Form 10-K405
period 1995-01-31
MERRILL CORP
filed 1995-04-27
CIK 790406

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1995

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of April 21, 1995, 7,714,641 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the NASDAQ Stock Market) excluding outstanding shares owned beneficially by officers and directors, was approximately $86,433,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the year ended January 31, 1995 (the "1995 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrants' Proxy Statement for its Annual Meeting to be held May 23, 1995 (the "1995 Proxy Statement").

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

    Merrill Corporation provides a full range of typesetting, printing, document reproduction, distribution and marketing communication services to financial, legal, insurance and corporate markets. The Company is headquartered in St. Paul, Minnesota and has 18 full service offices in major financial centers across the United States and in Canada, as well as 5 regional printing plants, and a printing and distribution operations in St. Cloud, Minnesota. The Company also has established affiliations with financial printing companies internationally.

    On November 10, 1994, the Company acquired substantially all of the assets of Fourtress Reprographic Services, Incorporated, a document reproduction services business in Los Angeles.

    On January 31, 1995, the Company merged its Merrill Custom Communications, Inc. subsidiary into its May Printing Company, Inc. subsidiary and changed the name of the merged companies to Merrill/May, Inc.

    The Company, which is a Minnesota corporation, was organized in 1968 under the name "K.F. Merrill Company." The Company's executive offices are located at One Merrill Circle, Energy Park, St. Paul, Minnesota 55108. Its telephone number is (612) 646-4501. Unless the context otherwise requires, the terms "Merrill Corporation" or the "Company" include its subsidiaries, Merrill/New York Company, Merrill/Magnus Publishing Corporation, Merrill Corporation, Canada, Merrill/ May, Inc., and Merrill International, Inc.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Since its inception, the Company's revenues, operating profits and assets have been attributable to one business segment -- providing document typesetting, printing, reproduction, distribution and marketing communication services for the financial, legal, insurance and corporate markets. Financial information about this segment is contained on pages 26 to 36 of the Company's 1995 Annual Report to Shareholders,which information is incorporated herein by reference.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

    The Company's services can be divided into three categories: financial, corporate and commercial and other services.

    In its financial printing business, the Company applies advanced computer and telecommunications technology to the production and distribution of time-sensitive, transactional financial documents, such as registration statements, prospectuses and other printed materials related to corporate financings and acquisitions. The Company's corporate printing business involves typesetting and printing of corporate documents which are prepared annually or at regular intervals, such as annual and quarterly reports and proxy materials for companies, and registration statements for unit investment trusts and mutual funds. In its commercial printing business, the Company typesets price catalogs, directories, insurance industry annual reports, sample ballots and technical manuals from electronic information supplied by customers and provides printing services for customers desiring time-sensitive or other high levels of service. The Company's Merrill/May subsidiary provides custom marketing communication services to corporate customers and demand printing and distribution services designed to promote the corporate identity of large, national clients with multiple franchisees, members, divisions or affiliated organizations. The Company's document management services provide photocopying and imaging services to law firms and corporate customers. These services include dedicated office photocopying or imaging services, for which the Company provides on- site equipment, employees and management, and custom photocopying or imaging of projects requiring time-sensitivity or other special services.

    The following table sets forth the percentage of revenue attributable to each of the Company's categories of service for each of the past three fiscal years:

                                                                  YEAR ENDED JANUARY 31,
                                                           -------------------------------------
CATEGORY OF SERVICE                                           1995         1994         1993
- ---------------------------------------------------------  -----------  -----------  -----------
Financial................................................         34%          42%          34%
Corporate................................................         33%          34%          38%
Commercial and other.....................................         33%          24%          28%
                                                                 ---          ---          ---
    Total................................................        100%         100%         100%
                                                                 ---          ---          ---
                                                                 ---          ---          ---

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

    "HUB AND SPOKE" NETWORK

    By using advanced computer and telecommunications technology, the Company has created a "hub and spoke" network linking its central computerized production facility in St. Paul, Minnesota with its 18 full-service facilities.

    The Company's central computerized production facility (the "hub") is located in St. Paul, Minnesota, and its 18 full service facilities (the "spokes") are located in New York City, Boston, Newark, Washington, D.C., Atlanta, Chicago, Minneapolis/St. Paul, Dallas, Houston, Denver, Seattle, San Francisco, Palo Alto, downtown Los Angeles, West Los Angeles, Irvine, Montreal and Toronto, with sales offices in Baltimore, Philadelphia, Cleveland, Cincinnati and Columbus. The Company receives information directly from its customers in various forms, including typed or handwritten pages, magnetic recording media, such as word-processing disks or computer tapes, and by direct telecommunication with its clients' word processing equipment. This information is transmitted by facsimile or direct electronic connection to the Company's central production facility for processing into a typeset document.

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

    MERRILLLINK-TM-. The Company has developed the MerrillLink system that connects the hub to locations outside of its service facilities through the use of portable printing devices. These printing devices, usually placed in the customer's office or at the Company's sales offices, allow the Company to edit typeset pages and provide proof distribution to remote locations throughout the world. MerrillLink lets the Company service transactional work in locations that do not justify the cost of a full service facility and where rapid turnaround distribution is needed.

    INTERNATIONAL SERVICE. The Company and Burrups, Ltd., a London based financial printing company, jointly market worldwide their communications and production facilities and services. The objective of this arrangement is to work together to provide customers with integrated document typesetting, printing and distribution services wherever the document originates or needs to be delivered. Besides London, Burrups has full service facilities in Luxembourg, Paris, Seoul and Tokyo. In addition, the Company has established relationships with financial printing companies in the Czech Republic, Italy, Israel, Hong Kong, Taiwan, New Zealand, Australia, Mexico, Argentina, Colombia, and Brazil which have agreed to work as service facilities for the Company on an "as needed" basis. The Company has made software and hardware modifications in order to successfully establish electronic communications between its production hub and the service facilities overseas. With this electronic connection as well as the MerrillLink system, the Company is able to transmit high-quality typeset documents for printing and distribution in Europe, Asia, the Pacific Rim and South America without the time delays and costs incurred by conventional air shipment. The Company also is able to offer its financial and corporate services in Canada through its full service facilities in Toronto and Montreal.

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

    The SEC began the development of EDGAR with a pilot program in 1984. Through a phase-in schedule, the SEC has assigned one of ten dates by which all public companies must start filing disclosure documents through the EDGAR operational system, which began April 26, 1993. Through March 1995, there have been 7,480 companies required to file through EDGAR. All publicly-held companies are expected to be required to file disclosure documents through EDGAR by May 1996, according to the phase-in schedule.

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

    COMMERCIAL AND OTHER SERVICES

    GENERAL

    As part of its commercial and other services, the Company provides document reproduction and imaging services for projects that are time-sensitive or otherwise require special service, such as photocopying or imaging business records or other documents for large litigation matters. The Company will produce the photocopies at its service facilities or locate photocopying equipment and personnel at the customer's office. Document reproduction services require rapid turnaround and availability 24 hours a day. The Company's document reproduction customers typically have several boxes of documents which may be in file folders, stapled or on varying sizes of paper. The Company will take apart, photocopy and reassemble the original documents and copies as instructed by the customer. The Company also provides sequential numbering and binding services for these documents, if requested. Photocopying projects range from single copies of short documents to the more complicated copying jobs described above. The Company also offers comprehensive office photocopying, typesetting and mailroom facility management services to its customers. These services involve providing for all of a customer's needs for that department, including on-site equipment, employees and management of the operation. The Company uses its service facilities in connection with its document reproduction services. Each service facility is equipped with sophisticated photocopying equipment. The Company is able to make more efficient use of this equipment by performing project photocopying during times when the equipment would otherwise be idle.

    The Company's imaging services captures data from its customers' paper documents and creates a digital picture of each page. The customer may then store large quantities of documents on CD-ROM (Compact disk -- read only memory), rather than on paper in boxes or file cabinets. Retrieval of the documents may be accessed simply by one user with a personal computer, or simultaneously by multiple users at multiple sites. The Company disassembles the customers' documents, captures the image, and reassembles the original documents. The Company may also create for the customer text files using Optical Character Recognition ("OCR") processing for full text retrieval systems. The Company also performs document management services such as barcoding, document coding, and services to assist with database development, programming, data management and conversions. The Company also consults with the customer regarding its hardware, software and network needs for development of an imaging system. Imaging projects can take from one day to several months to complete. The Company may provide imaging services at its service facilities, or provide on-site equipment, employees and management at the customer's location.

    The Company also typesets, prints and distributes commercial and other documents, including price catalogs, directories, sample ballots, legal briefs, business and college educational materials, annual reports for the insurance industry and technical manuals, often produced using electronic information supplied by its clients. The Company also has an insurance printing group which typesets and prints annual reports submitted to various governmental regulatory agencies by the insurance industry. The Company's commercial typesetting business provides turnkey document services, including camera, pre-press and printing services for one- or multi-color publications. The Company believes that offering high levels of service is a competitive advantage in certain niches of the commercial printing business. These commercial printing projects, like financial and corporate printing, require a high level of attention to detail, quick turnaround times and responsive customer service.

    MERRILL/MAY

    On December 31, 1993, the Company acquired the business of May Printing Company and on January 31, 1995, the Company merged its custom communication business into May Printing and changed the name of the subsidiary to Merrill/May, Inc. Merrill/May provides demand printing and distribution services designed to support the corporate identity of large, national clients with multiple franchisees, members, divisions or affiliated organizations ("member organizations").

    Merrill/May is authorized by its national clients to develop and produce custom printed products such as business cards, stationary and collateral support print materials with a uniform appearance for the client's member organizations. Working with each national account client, Merrill/May prepares a catalog to merchandise these custom printed products, along with other promotional merchandise produced by third parties. Merrill/May distributes each client-specific catalog to the national client's member organizations.

    In marketing its national account printed products, Merrill/May develops direct relationships with each of the individual member organizations, which are independently owned and operated and make their own print purchasing decisions. Merrill/May uses a sophisticated order entry system, supported by a large inbound telemarketing staff, to receive and process orders. After reviewing a catalog, a member organization can place an order by mail, fax or toll free Merrill/May telephone number. A Merrill/May customer service representative processing the order will have access to the customer's purchase history (if an existing customer) and can suggest reordering certain items, cross-sell complementary items or alert the customer to current specials. Merrill/May accepts major credit cards and payment is typically made upon placing the order.

    Merrill/May produces large quantities of printed materials for each national client, which it warehouses pending receipt of an order for the product. Merrill/May can produce multi-color, highly technical, commercial quality printed materials. Products ordered from a catalog typically require additional "personalizing" for the ordering member organization, after which they are checked for quality, packaged and shipped. Promotional merchandise (point of purchase, advertising specialty, premiums and incentives) included in a catalog that are produced by third parties are generally shipped directly by the manufacturer to the ordering member organization. Merrill/May uses a sophisticated materials handling system with automated handling, order consolidation and shipping. Most orders are filled within four days of receipt.

    The demand printing and distribution services provided by Merrill/May benefit both the national account client and the member organizations. The national account client benefits from Merrill/May's centralized production and fulfillment by controlling the use of its trademarks and facilitating the economies of mass production for its membership while the ultimate consumer of Merrill/May's services, the member organization, receives quality products, fast delivery and prices that the Company believes are competitive with prices charged by local print shops.

    In addition to working with national accounts, Merrill/May provides general commercial printing services. The commercial printing services that Merrill/May provides help keep it current with printing industry trends and enhance overall printing quality. Merrill/May's customers are located in all 50 states and Canada, with limited shipments to Mexico, Puerto Rico, Australia/New Zealand, France and England.

    Merrill/May also provides custom marketing communications and publishing services, primarily marketed to financial services companies, media organizations, retailers and the health care industry. The types of custom publications the Company produces include magazines, tabloids, newsletters, booklets and catalogs used by its customers for their marketing purposes. The Company, generally pursuant to an annual contract, works with customers in the design and editorial content of these publications, typesets and prints the publications, then assists the customer in locating a target mailing list and mails the publications.

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

    The Company currently operates printing plants in Minneapolis/St. Paul, Los Angeles, Chicago, Dallas, and New Jersey, markets in which the Company has found it advantageous to acquire printing presses to service a portion of its recurring corporate and commercial business. Corporate and commercial printing is generally both more predictable in volume and less time-sensitive in nature than financial printing. Because the Company only owns presses in those markets in which its corporate and commercial printing business requires presses, the Company is able to adequately utilize these printing presses for its recurring corporate and commercial work while retaining the flexibility to use the presses for financial printing. Merrill/May also operates a printing plant in St. Cloud, Minnesota, for its specialized printing services. See "Business -- Commercial and Other Services -- Merrill/May" above.

    The Company uses associated printers when it needs additional capacity in markets where the Company does not own presses or where special printing equipment is needed. The Company generally selects associated printers on a job-by-job basis, based upon considerations of price, availability and suitability of press equipment.

    MARKETING AND CUSTOMERS

    The Company markets its services nationwide and in Canada through a direct sales organization operating from its full service facilities and sales offices. The Company markets internationally with Burrups, Ltd. through both companies' direct sales organizations. The services provided by Merrill/ May are marketed through a direct sales organization operating from Merrill/May's principal facility in St. Cloud, Minnesota, and sales offices in the Company's facilities in Minneapolis/St. Paul, Irvine and San Francisco.

    The Company markets its financial and corporate document production services to executives or corporations whose securities are publicly traded, or are planned to be publicly traded, corporate finance underwriters, municipal bond underwriters, attorneys and others who require fast and accurate typesetting. The Company markets its commercial printing services primarily to corporations, associations, insurance companies and legal, institutional and governmental publishers, and markets its document reproduction services primarily to lawyers, paralegal and law office administrators, as well as to the legal departments of corporations. Merrill/May markets its demand printing and distribution services to large, national clients with multiple franchisees, members, divisions or affiliated organizations and its custom publication services to financial service companies (such as banks, credit unions and insurance companies), television and radio stations and networks, trade associations, manufacturers and the health care and vacation travel industries. The Company markets all of these services through personal contacts with customers, corporate advertising, promotional programs and direct mail.

    As of April 15, 1995, the Company employed 131 full-time salespeople to market its typesetting, printing, publishing, imaging and document reproduction services and 29 full-time employees to market the services provided by Merrill/May. The Company's salespersons solicit business from existing and prospective customers and, together with the customer service representatives, act as coordinators between the customer and the Company's production personnel, and provide advice and assistance to customers.

    COMPETITION

    The Company competes with a number of other companies in the financial printing industry, including regional firms, two principal nationwide competitors, Bowne & Co., Inc. and R.R. Donnelley & Sons Company, and international printing firms. Both Bowne and Donnelley have been in business longer, have greater financial resources and revenues than the Company, and are major competitors in most of the Company's financial and corporate printing markets. In its commercial printing business, the Company competes for complex computer intensive and large-run typesetting work with a number of other computer typesetting firms, and medium-run printing work with a number of commercial web press printers. In its document reproduction and imaging services businesses, the Company competes with two nationwide service companies, Xerox Corporation and Pitney Bowes, litigation support services vendors, and a large number of photocopying and imaging shops, including privately owned shops as well as franchise operations. In the insurance printing business, the Company competes with other national and regional printers, including Bowne. In the Merrill/ May business, the Company believes that its primary competitors are local print shops and in its custom communications business with marketing service firms, including advertising agencies, custom publication printers, direct mail firms, and television, radio, newspapers, magazine and other media organizations. Competition in the Company's printing business is intense, and is based principally on service, price, speed, accuracy, technological capability and established relationships. The Company believes that it competes favorably with its competitors.

    EMPLOYEES

    As of April 1, 1995, the Company had 1,693 full-time employees and 28 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

    The Company also leases other office and warehouse space in the Minneapolis/St. Paul metropolitan area, service facilities in each of its other seventeen cities and sales offices in five other cities, with space ranging from 120 square feet to 77,000 square feet. These leases have expiration dates ranging from March 1995 to December 2000 under which the Company makes monthly payments aggregating approximately $311,000, including rental fees, real estate and taxes and operating expense.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of April 2, 1995 are as follows:

                                        YEAR FIRST
                                         ELECTED
                                     OR APPOINTED AS
                                       AN EXECUTIVE
          NAME               AGE         OFFICER                         TITLE
- ------------------------     ---     ----------------  ------------------------------------------
John W. Castro               46            1980        President and Chief Executive Officer
Rick R. Atterbury            41            1981        Vice President -- Operations
John B. McCain               57            1984        Vice President -- Finance, Chief Financial
                                                        Officer, Treasurer
Roxanne E. Iserman           50            1986        Vice President -- Client Services
                                                        Development
Steven J. Machov             44            1987        Vice President, General Counsel and
                                                        Secretary
James G. Sippl               47            1990        Vice President
Kathleen A. Larkin           35            1993        Vice President -- Human Resources
Darlene M. Shay              33            1993        Vice President -- Training and Development

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

    Ms. Iserman was appointed Vice President -- Client Services Development in June 1993. She had served as Vice President -- Production since July 1986.

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

    Ms. Shay served as Manager of Training and Development from March 1993 to December 1993 when she was appointed Vice President -- Training and Development. From July 1989 to March 1993, she was Manager of Customer Service for the Company's St. Paul operations.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information under the caption "Quarterly Stock Price Comparison" on page 25 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The financial information in the table on page 38 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 21 to 25 of the Company's 1995 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements on pages 26 to 36 (including the unaudited information set forth under the caption "Quarterly Financial Data" on page 36) and the Report of its Independent Accountants on page 37 of the Company's 1995 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)  DIRECTORS OF THE REGISTRANT.

    The information under the captions "Election of Directors -- Information About Nominees" and "Other Information About Nominees" on pages 5 and 6 of the Company's 1995 Proxy Statement is incorporated herein by reference.

    (b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

    (c)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the captions "Election of Directors -- Directors' Compensation" on page 7 and "Executive Compensation" on pages 7 to 13, (excluding the "Comparative Stock Performance" graph on page 11), of the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the captions "Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4, and "Election of Directors -- Information About Nominees" on page 5 of the Company's 1995 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  1.  Financial statements:

    The following Financial Statements are incorporated herein by reference from the pages indicated in the Company's 1995 Annual Report:

        Consolidated Balance Sheets as of January 31, 1995 and 1994 -- page 26.

        Consolidated Statements of Operations for the years ended January 31, 1995, 1994 and 1993 -- page 27.

        Consolidated Statements of Cash Flows for the years ended January 31, 1995, 1994 and 1993 -- page 28.

        Consolidated Statements of Changes in Shareholders' Equity for the years ended January 31, 1995, 1994 and 1993 -- page 29.

        Notes to Consolidated Financial Statements -- pages 30-36.

        Report of Independent Accountants -- page 37.

        2.  Financial statement schedules:

    The following supplemental schedule and accountants' report thereon are included herein and should be read in conjunction with the consolidated financial statements referred to above (page numbers refer to pages in this Report):

                                                                                                          PAGE
                                                                                                          -----
Report of Independent Accountants....................................................................          13
Supplemental Schedule:
       II  Valuation and Qualifying Accounts.........................................................          14

    All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

        3.  Exhibits:

    The exhibits to this Report are listed in the Exhibit Index on pages 16 and 17 herein.

    A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of April 1, 1995, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Merrill Corporation, One Merrill Circle, St. Paul, Minnesota 55108, Attention: Secretary.

    The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K:

    A. Employment Agreement between John Castro and the Company (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1989 (File No. 0-14082)).

    B. Amendment to Employment Agreement between John Castro and the Company (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 (File No. 0-14082)).

    C. Employment Agreement between Rick R. Atterbury and the Company (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991 (File No. 0-14082)).

    D. Amendment to Employment Agreement between Rick R. Atterbury and the Company (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 (File No. 0-14082)).

    E.   1987 Omnibus  Stock  Plan, as  amended  (incorporated by  reference  to
       Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991 (File No. 0-14082)).

    F.  1993 Stock Incentive Plan, as amended (filed herewith).

    G. Option Agreement between Ronald N. Hoge and the Company (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No. 0-14082)).

    H. Option Agreement between James R. Campbell and the Company (filed herewith).

    (b)  REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 1995.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

    Our report on the consolidated financial statements of Merrill Corporation has been incorporated by reference in this Form 10-K from page 37 of the 1995 Annual Report to Shareholders of Merrill Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)2 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

St. Paul, Minnesota
March 21, 1995

                                                                     SCHEDULE II

                              MERRILL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED JANUARY 31, 1995, 1994 AND 1993

                                 (IN THOUSANDS)

                                                                     COLUMN C
                                                           ----------------------------
                                             COLUMN B               ADDITIONS                COLUMN D
                                           ------------    ----------------------------    ------------      COLUMN E
                COLUMN A                    BALANCE AT                       CHARGED        DEDUCTIONS     ------------
- ----------------------------------------   BEGINNING OF      CHARGED         TO OTHER          FROM         BALANCE AT
DESCRIPTION                                    YEAR         TO INCOME        ACCOUNTS        RESERVES      END OF YEAR
- ----------------------------------------   ------------    ------------    ------------    ------------    ------------
Year Ended January 31, 1993
  Valuation account deducted from assets
   to which it applies --
   Allowance for doubtful accounts......   $     1,750     $     1,349     $       45  (A) $      689  (B) $     2,455
                                           ------------    ------------         -----      ------------    ------------
                                           ------------    ------------         -----      ------------    ------------

Year Ended January 31, 1994
  Valuation account deducted from assets
   to which it applies --
   Allowance for doubtful accounts......   $     2,455     $       579     $       30  (A) $      770  (B) $     2,294
                                           ------------    ------------         -----      ------------    ------------
                                           ------------    ------------         -----      ------------    ------------

Year Ended January 31, 1995
  Valuation account deducted from assets
   to which it applies --
   Allowance for doubtful accounts......   $     2,294     $     2,038     $      177  (A) $    1,679  (B) $     2,830
                                           ------------    ------------         -----      ------------    ------------
                                           ------------    ------------         -----      ------------    ------------

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

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    April 26, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

BY (SIGNATURE)
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer (Principal
                           Executive Officer) and Director
(DATE)                    April 26, 1995

BY (SIGNATURE)
(NAME AND TITLE)          John B. McCain, Vice President -- Finance, Chief Financial Officer
                           and Treasurer (Principal Financial and Accounting Officer)
(DATE)                    April 26, 1995

BY (SIGNATURE)
(NAME AND TITLE)          Kenneth F. Merrill, Director
(DATE)                    April 26, 1995

BY
(NAME AND TITLE)          Robert F. Nienhouse, Director
(DATE)                    April 26, 1995

BY (SIGNATURE)
(NAME AND TITLE)          Richard G. Lareau, Director
(DATE)                    April 26, 1995

BY (SIGNATURE)
(NAME AND TITLE)          Paul G. Miller, Director
(DATE)                    April 26, 1995

BY (SIGNATURE)
(NAME AND TITLE)          Rick R. Atterbury, Director
(DATE)                    April 26, 1995

BY (SIGNATURE)
(NAME AND TITLE)          Ronald N. Hoge, Director
(DATE)                    April 26, 1995

BY (SIGNATURE)
(NAME AND TITLE)          James R. Campbell, Director
(DATE)                    April 26, 1995

                              MERRILL CORPORATION
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                     FOR FISCAL YEAR ENDED JANUARY 31, 1995

 ITEM NO.                       DESCRIPTION                                       METHOD OF FILING
- -----------  --------------------------------------------------  --------------------------------------------------
       3.1   Articles of Incorporation of the Company            Incorporated by reference to Exhibit 3.1 to the
                                                                  Company's Registration Statement on Form S-1
                                                                  (File No. 33-4062)
       3.2   Amendments to Articles of Incorporation as of June  Incorporated by reference to Exhibit 3.2 to the
              20, 1986 and March 27, 1987                         Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1987
       3.3   Restated Bylaws of the Company                      Incorporated by reference to Exhibit 3.3 to the
                                                                  Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1990
      10.1   1985 Incentive Stock Option Plan                    Incorporated by reference to Exhibit 10.2 to the
                                                                  Company's Registration Statement on Form S-1
                                                                  (File No. 33-4062)
      10.2   Employment Agreement between Rick R. Atterbury and  Incorporated by reference to Exhibit 10.2 to the
              the Company, dated as of February 1, 1987, as       Company's Annual Report on Form 10-K for the
              amended                                             fiscal year ended January 31, 1991
      10.3   Amendment to Employment Agreement between Rick R.   Incorporated by reference to Exhibit 10.3 to the
              Atterbury and the Company, dated as of April 29,    Company's Annual Report on Form 10-K for the
              1994.                                               fiscal year ended January 31, 1994
      10.4   Facilities Lease dated October 1, 1985 between the  Incorporated by reference to Exhibit 10.17 to the
              Port Authority of the City of Saint Paul as         Company's Registration Statement on Form S-1
              lessor and the Company as lessee                    (File No. 33-4062)
      10.5   Land Lease dated October 1, 1985 between the Port   Incorporated by reference to Exhibit 10.18 to the
              Authority of the City of Saint Paul as lessor and   Company's Registration Statement on Form S-1
              the Company as lessee                               (File No. 33-4062)
      10.6   Restated and Amended Revolving Credit Agreement     Filed herewith electronically
              dated as of June 20, 1994 between First Bank,
              N.A. and the Company
      10.7   Amendment to Restated and Amended Revolving Credit  Filed herewith electronically
              Agreement dated as of September 28, 1994 between
              First Bank, N.A. and the Company.
      10.8   Second Amendment to Restated and Amended Revolving  Filed herewith electronically
              Credit Agreement dated as of April 20, 1995
              between First Bank, N.A. and the Company.
      10.9   1987 Omnibus Stock Plan, as amended                 Incorporated by reference to Exhibit 10.14 to the
                                                                  Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1991

 ITEM NO.                       DESCRIPTION                                       METHOD OF FILING
- -----------  --------------------------------------------------  --------------------------------------------------
      10.10  Employment Agreement between John Castro and the    Incorporated by reference to Exhibit 10 to the
              Company dated as of February 1, 1989                Company's Quarterly Report on Form 10-Q for the
                                                                  fiscal quarter ended April 30, 1989
      10.11  Amendment to Employment Agreement between John      Incorporated by reference to Exhibit 10.9 to the
              Castro and the Company dated as of April 29,        Company's Annual Report on Form 10-K for the
              1994.                                               fiscal year ended January 31, 1994
      10.12  1993 Incentive Stock Plan, as amended               Filed herewith electronically
      10.13  Option Agreement dated as of July 1, 1991 between   Incorporated by reference to Exhibit 10.9 to the
              Ronald N. Hoge and the Company                      Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1993
      10.14  Asset Purchase Agreement, dated as of December 31,  Incorporated by reference to Exhibit 2.1 to the
              1993 among the Company, Merrill Acquisition         Company's Current Report on Form 8-K dated
              Corporation, May Printing Company and               December 31, 1993.
              Shareholders of May Printing Company.
      10.15  Loan Agreement, dated as of July 1, 1990 between    Incorporated by reference to Exhibit 10.13 to the
              May Printing Company and Minnesota Agricultural     Company's Annual Report on Form 10-K for the
              and Economic Development Board, amended as of       fiscal year ended January 31, 1994
              December 31, 1993.
      10.16  Guaranty of Loan Obligations of May Printing        Incorporated by reference to Exhibit 10.14 to the
              Company by the Company in favor of Minnesota        Company's Annual Report on Form 10-K for the
              Agricultural and Economic Development Board,        fiscal year ended January 31, 1994
              dated as of December 31, 1993.
      10.17  Guaranty Agreement of the obligations of Merrill    Incorporated by reference to Exhibit 10.15 to the
              Acquisition Corporation by the Company in favor     Company's Annual Report on Form 10-K for the
              of May Printing Company, and Thomas May and James   fiscal year ended January 31, 1994
              Scott May, dated as of December 31, 1993.
      10.18  Option Agreement dated as of September 19, 1994     Filed herewith electronically
              between James R. Campbell and the Company
      11.1   Computation of per share earnings                   Filed herewith electronically
      13.1   Portions of Annual Report to Shareholders           Filed herewith electronically
      21.1   Subsidiaries of the Company                         Filed herewith electronically
      23.1   Consent of Independent Accountants                  Filed herewith electronically