Form 10-Q
period 1995-04-30
MERRILL CORP
filed 1995-06-14
CIK 790406

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

     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on June 8, 1995 was 7,747,841.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Included herein is the following unaudited financial information:

       Consolidated  Balance Sheets as of April  30, 1995 and January 31,
       1995.

       Consolidated Statements of Operations for the three-month periods ended April 30, 1995 and 1994.

       Consolidated Statements of Cash Flows for the three-month periods ended April 30, 1995 and 1994.

       Notes to Consolidated Financial Statements.

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                        APRIL 30,   JANUARY 31,
                                                                                          1995         1995
                                                                                       -----------  -----------
Current assets
  Cash and cash equivalents..........................................................  $     1,876  $     9,967
  Trade receivables, less allowance for doubtful accounts of $3,181 and $2,830,
   respectively......................................................................       47,366       39,284
  Work in process inventories........................................................       11,440        7,007
  Other inventories..................................................................        4,855        4,526
  Refundable income tax..............................................................                       265
  Other current assets...............................................................        2,643        2,421
                                                                                       -----------  -----------
    Total current assets.............................................................       68,180       63,470
                                                                                       -----------  -----------
Property, plant and equipment, net...................................................       28,345       28,918
Goodwill, net........................................................................       11,207       11,423
Other assets, net....................................................................        3,445        2,659
                                                                                       -----------  -----------
    Total assets.....................................................................  $   111,177  $   106,470
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt...............................................  $       745  $       745
  Current maturities of capital lease obligations....................................          663          738
  Accounts payable...................................................................       18,798       16,004
  Accrued expenses...................................................................       12,642       12,809
  Income taxes payable...............................................................        1,157
  Deferred income taxes..............................................................          951        1,651
                                                                                       -----------  -----------
    Total current liabilities........................................................       34,956       31,947
                                                                                       -----------  -----------
Long-term debt, net of current maturities............................................        5,295        5,295
Capital lease obligations, net of current maturities.................................        2,150        2,227
Deferred income taxes................................................................           46           46
Other liabilities....................................................................          919          894
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 7,729,841 shares and
   7,605,076 shares, respectively, issued and outstanding............................           77           76
  Undesignated stock: 500,000 shares authorized; no shares issued....................
  Additional paid-in capital.........................................................       14,286       14,384
  Retained earnings..................................................................       53,448       51,601
                                                                                       -----------  -----------
    Total shareholders' equity.......................................................       67,811       66,061
                                                                                       -----------  -----------
    Total liabilities and shareholders' equity.......................................  $   111,177  $   106,470
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        APRIL 30
                                                                                  --------------------
                                                                                    1995       1994
                                                                                  ---------  ---------
Revenue.........................................................................  $  57,432  $  61,463
Cost of sales...................................................................     38,816     38,447
                                                                                  ---------  ---------
  Gross profit..................................................................     18,616     23,016
Selling, general and administrative expenses....................................     14,932     14,882
                                                                                  ---------  ---------
  Operating income..............................................................      3,684      8,134
Interest expense................................................................       (212)      (233)
Other income....................................................................        134         63
                                                                                  ---------  ---------
  Income before provision for income taxes......................................      3,606      7,964
Provision for income taxes......................................................      1,530      3,265
                                                                                  ---------  ---------
  Net income....................................................................  $   2,076  $   4,699
                                                                                  ---------  ---------
                                                                                  ---------  ---------
Net income per common and common equivalent share...............................  $     .26  $     .58
                                                                                  ---------  ---------
                                                                                  ---------  ---------
Dividends per common share......................................................  $     .03  $     .03
                                                                                  ---------  ---------
                                                                                  ---------  ---------

Weighted average number of common and common equivalent shares outstanding......  7,903,269  8,070,595
                                                                                  ---------  ---------
                                                                                  ---------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 APRIL 30
                                                                                           --------------------
                                                                                             1995       1994
                                                                                           ---------  ---------
Operating activities
  Net income.............................................................................  $   2,076  $   4,699
  Adjustments to reconcile net income to net cash used in operating activities
    Depreciation and amortization........................................................      2,380      2,021
    Amortization of intangibles..........................................................        287        282
    Provision for losses on trade receivables............................................        372      1,115
    Tax benefit realized upon exercise of stock options..................................                   355
    Deferred compensation................................................................       (849)        91
    Changes in operating assets and liabilities
      Trade receivables..................................................................     (8,454)    (4,556)
      Work in process inventories........................................................     (4,433)    (4,669)
      Other inventories..................................................................       (329)       576
      Refundable income tax..............................................................        265
      Other current assets...............................................................       (222)      (779)
      Accounts payable...................................................................      2,794      1,769
      Accrued expenses...................................................................       (167)       144
      Accrued and deferred income taxes..................................................        457      2,670
                                                                                           ---------  ---------
        Net cash (used in) provided by operating activities..............................     (5,823)     3,718
                                                                                           ---------  ---------
Investing activities
  Purchase of property, plant and equipment..............................................     (1,807)    (2,263)
  Other assets, net......................................................................         34        (91)
                                                                                           ---------  ---------
        Net cash used in investing activities............................................     (1,773)    (2,354)
                                                                                           ---------  ---------
Financing activities
  Borrowings on note payable to bank.....................................................                12,900
  Repayments on note payable to bank.....................................................               (11,800)
  Principal payments on long-term debt and capital lease obligations.....................       (152)      (150)
  Dividends paid.........................................................................       (229)      (226)
  Other equity transactions, net.........................................................       (114)       218
                                                                                           ---------  ---------
        Net cash (used in) provided by financing activities..............................       (495)       942
                                                                                           ---------  ---------
(Decrease) increase in cash and cash equivalents.........................................     (8,091)     2,306
Cash and cash equivalents, beginning of period...........................................      9,967      2,558
                                                                                           ---------  ---------
Cash and cash equivalents, end of period.................................................  $   1,876  $   4,864
                                                                                           ---------  ---------
                                                                                           ---------  ---------
Supplemental cash flow disclosure
  Income taxes paid......................................................................  $     727  $     187
  Interest paid..........................................................................        164        113
                                                                                           ---------  ---------
                                                                                           ---------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of April 30, 1995 and for the periods ended April 30, 1995 and 1994 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

2.  SELECTED BALANCE SHEET DATA (IN THOUSANDS)

                                                                    APRIL 30,  JANUARY 31,
                                                                      1995        1995
                                                                    ---------  -----------
Property, plant and equipment
  At cost.........................................................  $  57,519   $  55,884
  Less accumulated depreciation and amortization..................    (29,174)    (26,966)
                                                                    ---------  -----------
                                                                    $  28,345   $  28,918
                                                                    ---------  -----------
                                                                    ---------  -----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month periods ended April 30, 1995 and 1994, and the percentage change in such items between the two periods.

                                                                                                      PERCENTAGE
                                                                                                       INCREASE
                                                                                     PERCENTAGE       (DECREASE)
                                                                                     OF REVENUE       ----------
                                                                                  ----------------     1995 VS.
                                                                                   1995      1994        1994
                                                                                  ------    ------    ----------
Revenue
  Financial.....................................................................   25.8%     33.7%       (28)%
  Corporate.....................................................................   38.2      33.5          7
  Commercial and other..........................................................   36.0      32.8          2
                                                                                  ------    ------
    Total revenue...............................................................  100.0     100.0         (7)
Cost of sales...................................................................   67.6      62.6          1
                                                                                  ------    ------
    Gross profit................................................................   32.4      37.4        (19)
Selling, general and administrative expenses....................................   26.0      24.2
                                                                                  ------    ------
    Operating income............................................................    6.4      13.2        (55)
Interest expense................................................................   (0.4)     (0.4)        (9)
Other income....................................................................    0.3       0.1        113
                                                                                  ------    ------
    Income before taxes.........................................................    6.3      12.9        (55)
Provision for income taxes......................................................    2.7       5.3        (53)
                                                                                  ------    ------
    Net income..................................................................    3.6%      7.6%       (56)
                                                                                  ------    ------
                                                                                  ------    ------

    The decrease in earnings in the current quarter was expected and reflected the continued slowdown in financial market transactions. These market factors are similar to those we have experienced since mid-1994, which have resulted in more competitive pricing for available work and have adversely affected Financial category revenue, certain Corporate work and gross margins. Gross margins were also negatively impacted by underutilization of typesetting production facilities due to the lower level of revenue. The modest increase in Corporate revenue reflected the high level of proxy activity typical of the first calendar quarter. Commercial and other revenue was up slightly as strong growth in Document Management Services was offset by reductions in Commercial printing revenue and slower than anticipated growth at Merrill/May. Increased marketing efforts at Merrill/May have resulted in the recent addition of several new customers, but it will take at least six months for these programs to begin generating meaningful revenue.

    Selling, general and administrative expenses remained consistent with the previous period. As a percentage of revenue these expenses increased in the current period due to the revenue decrease and the fixed nature of certain of these expenses.

    The effective income tax rate in the current quarter was 42.4 percent, compared to 41 percent a year ago, and reflects the estimated effective rate for fiscal year 1996. The increase in the estimated rate is caused by an increase in non-deductible business entertainment expenses as a percentage of income before taxes.

FINANCIAL CONDITION

    Working capital increased $1.7 million in the current quarter reflecting moderate earnings and operating cash flows. Capital expenditures for the quarter were $1.8 million, principally for production equipment and office remodeling and furnishing. Cash and cash equivalent balances decreased $8.1 million in the period. In addition to capital expenditures, cash flows were utilized to support a

$8.4 million increase in trade receivables and a $4.4 million increase in work in process inventories. These increases were offset by an increase in accounts payable of $2.8 million which reflects the increase in production activity in the latter part of the period.

    The Company has outstanding purchase commitments for capital equipment of approximately $1.5 million as of April 30, 1995.

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

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    June 14, 1995

BY (SIGNATURE)            /s/ John B. McCain
(NAME AND TITLE)          John B. McCain, Chief Financial Officer
(DATE)                    June 14, 1995

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