Form 10-Q
period 1995-07-31
MERRILL CORP
filed 1995-09-14
CIK 790406

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

       (MARK ONE)

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                               SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1995

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on September 8, 1995 was 7,776,641.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Included herein is the following unaudited financial information:

       Consolidated  Balance Sheets as  of July 31,  1995 and January 31,
       1995.

       Consolidated Statements of Operations for the three-month and six-month periods ended July 31, 1995 and 1994.

       Consolidated Statements of Cash Flows for the six-month periods ended July 31, 1995 and 1994.

       Notes to Consolidated Financial Statements.

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                        JULY 31,    JANUARY 31,
                                                                                          1995         1995
                                                                                       -----------  -----------
Current assets
  Cash and cash equivalents..........................................................  $       930  $     9,967
  Trade receivables, less allowance for doubtful accounts of $3,285 and $2,830,
   respectively......................................................................       50,744       39,284
  Work in process inventories........................................................        8,252        7,007
  Other inventories..................................................................        7,231        4,526
  Refundable income tax..............................................................        1,459          265
  Other current assets...............................................................        2,594        2,421
                                                                                       -----------  -----------
    Total current assets.............................................................       71,210       63,470
                                                                                       -----------  -----------
Property, plant and equipment, net...................................................       33,677       28,918
Goodwill, net........................................................................       10,979       11,423
Other assets, net....................................................................        3,341        2,659
                                                                                       -----------  -----------
    Total assets.....................................................................  $   119,207  $   106,470
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable to bank...............................................................  $     6,900
  Current maturities of long-term debt...............................................          745  $       745
  Current maturities of capital lease obligations....................................          687          738
  Accounts payable...................................................................       15,793       16,004
  Accrued expenses...................................................................       14,426       12,809
  Deferred income taxes..............................................................          676        1,651
                                                                                       -----------  -----------
    Total current liabilities........................................................       39,227       31,947
                                                                                       -----------  -----------
Long-term debt, net of current maturities............................................        5,295        5,295
Capital lease obligations, net of current maturities.................................        2,094        2,227
Deferred income taxes................................................................           46           46
Other liabilities....................................................................        1,166          894
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 7,760,641 shares and
   7,605,076 shares, respectively, issued and outstanding............................           78           76
  Undesignated stock: 500,000 shares authorized; no shares issued....................
  Additional paid-in capital.........................................................       15,371       14,384
  Retained earnings..................................................................       55,930       51,601
                                                                                       -----------  -----------
    Total shareholders' equity.......................................................       71,379       66,061
                                                                                       -----------  -----------
    Total liabilities and shareholders' equity.......................................  $   119,207  $   106,470
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                          JULY 31                 JULY 31
                                                                                    --------------------    --------------------
                                                                                      1995       1994         1995       1994
                                                                                    ---------  ---------    ---------  ---------
Revenue.........................................................................    $  62,703  $  63,679    $ 120,135  $ 125,142
Cost of sales...................................................................       43,815     41,917       82,631     80,364
                                                                                    ---------  ---------    ---------  ---------
  Gross profit..................................................................       18,888     21,762       37,504     44,778
Selling, general and administrative expenses....................................       14,039     14,162       28,971     29,044
                                                                                    ---------  ---------    ---------  ---------
  Operating income..............................................................        4,849      7,600        8,533     15,734
Interest expense................................................................         (234)      (269)        (446)      (502)
Other income....................................................................          182        130          316        193
                                                                                    ---------  ---------    ---------  ---------
  Income before provision for income taxes......................................        4,797      7,461        8,403     15,425
Provision for income taxes......................................................        2,083      3,065        3,613      6,330
                                                                                    ---------  ---------    ---------  ---------
  Net income....................................................................    $   2,714  $   4,396    $   4,790  $   9,095
                                                                                    ---------  ---------    ---------  ---------
                                                                                    ---------  ---------    ---------  ---------
Net income per common and common equivalent share...............................    $     .34  $     .55    $     .60  $    1.13
                                                                                    ---------  ---------    ---------  ---------
                                                                                    ---------  ---------    ---------  ---------
Dividends per common share......................................................    $     .03  $     .03    $     .06  $     .06
                                                                                    ---------  ---------    ---------  ---------
                                                                                    ---------  ---------    ---------  ---------

Weighted average number of common and common equivalent shares outstanding......    7,967,817  8,043,226    7,935,543  8,056,911
                                                                                    ---------  ---------    ---------  ---------
                                                                                    ---------  ---------    ---------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JULY 31
                                                                                        ----------------------
                                                                                           1995        1994
                                                                                        ----------  ----------
Operating activities
  Net income..........................................................................  $    4,790  $    9,095
  Adjustments to reconcile net income to net cash used in operating activities
    Depreciation and amortization.....................................................       4,820       4,141
    Amortization of intangibles.......................................................         553         520
    Provision for losses on trade receivables.........................................         610       1,309
    Tax benefit realized upon exercise of stock options...............................         896         715
    Deferred compensation.............................................................        (602)        431
    Changes in operating assets and liabilities
      Trade receivables...............................................................     (12,070)     (6,963)
      Work in process inventories.....................................................      (1,245)       (355)
      Other inventories...............................................................      (2,705)        480
      Refundable income tax...........................................................      (1,194)       (487)
      Other current assets............................................................        (173)        137
      Accounts payable................................................................        (211)     (4,302)
      Accrued expenses................................................................       1,617         717
      Accrued and deferred income taxes...............................................        (975)     (1,252)
                                                                                        ----------  ----------
        Net cash (used in) provided by operating activities...........................      (5,889)      4,186
                                                                                        ----------  ----------
Investing activities
  Purchase of property, plant and equipment...........................................      (9,579)     (4,629)
  Other assets, net...................................................................          83         (88)
                                                                                        ----------  ----------
        Net cash used in investing activities.........................................      (9,496)     (4,717)
                                                                                        ----------  ----------
Financing activities
  Borrowings on note payable to bank..................................................      18,000      27,700
  Repayments on note payable to bank..................................................     (11,100)    (28,500)
  Principal payments on long-term debt and capital lease obligations..................        (184)       (181)
  Dividends paid......................................................................        (461)       (452)
  Other equity transactions, net......................................................          93         423
                                                                                        ----------  ----------
        Net cash (used in) provided by financing activities...........................       6,348      (1,010)
                                                                                        ----------  ----------
(Decrease) increase in cash and cash equivalents......................................      (9,037)     (1,541)
Cash and cash equivalents, beginning of period........................................       9,967       2,558
                                                                                        ----------  ----------
Cash and cash equivalents, end of period..............................................  $      930  $    1,017
                                                                                        ----------  ----------
                                                                                        ----------  ----------
Supplemental cash flow disclosure
  Income taxes paid...................................................................  $    4,820  $    7,359
  Interest paid.......................................................................         321         267
                                                                                        ----------  ----------
                                                                                        ----------  ----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of July 31, 1995 and for the periods ended July 31, 1995 and 1994 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

2.  SELECTED BALANCE SHEET DATA (IN THOUSANDS)

                                                                    JULY 31,   JANUARY 31,
                                                                      1995        1995
                                                                    ---------  -----------
Property, plant and equipment
  At cost.........................................................  $  65,019   $  55,884
  Less accumulated depreciation and amortization..................    (31,342)    (26,966)
                                                                    ---------  -----------
                                                                    $  33,677   $  28,918
                                                                    ---------  -----------
                                                                    ---------  -----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month and six-month periods ended July 31, 1995 and 1994, and the percentage change in such items between the periods.

                                                                           THREE MONTHS ENDED JULY
                                                                                     31,                SIX MONTHS ENDED JULY 31,
                                                                          --------------------------   ----------------------------
                                                                                          PERCENTAGE                     PERCENTAGE
                                                                                           INCREASE                       INCREASE
                                                                           PERCENTAGE     (DECREASE)     PERCENTAGE      (DECREASE)
                                                                           OF REVENUE     ----------     OF REVENUE      ----------
                                                                          -------------    1995 VS.    ---------------    1995 VS.
                                                                          1995    1994       1994       1995     1994       1994
                                                                          -----   -----   ----------   ------   ------   ----------
Revenue
  Financial.............................................................    33.7%   34.9%     (5)%        29.9     34.3     (16)%
  Corporate.............................................................    31.3    34.1      (9)         34.6     33.8      (2)
  Commercial and other..................................................    35.0    31.0      11          35.5     31.9       7
                                                                          -----   -----                ------   ------
    Total revenue.......................................................   100.0   100.0      (2)        100.0    100.0      (4)
Cost of sales...........................................................    69.9    65.8       5          68.8     64.2       3
                                                                          -----   -----                ------   ------
    Gross profit........................................................    30.1    34.2     (13)         31.2     35.8     (16)
Selling, general and administrative expenses............................    22.4    22.3      (1)         24.1     23.2
                                                                          -----   -----                ------   ------
    Operating income....................................................     7.7    11.9     (36)          7.1     12.6     (46)
Interest expense........................................................    (0.4)   (0.4)    (13)         (0.4)    (0.4)    (11)
Other income............................................................     0.3     0.2      40           0.3      0.2      64
                                                                          -----   -----                ------   ------
    Income before taxes.................................................     7.6    11.7     (36)          7.0     12.4     (46)
Provision for income taxes..............................................     3.3     4.8     (32)          3.0      5.1     (43)
                                                                          -----   -----                ------   ------
    Net income..........................................................     4.3%    6.9%    (38)          4.0      7.3     (47)
                                                                          -----   -----                ------   ------
                                                                          -----   -----                ------   ------

    The decrease in earnings in the current periods compared to the same periods last year was expected based on the reduced level of financial transactions experienced since mid-1994. Second quarter earnings were off less than first quarter earnings as Financial category revenue showed improvement following an increased number of new transactions in the market. Industry capacity remains high, so competitive pricing for available financial work continues to adversely affect gross margins. Corporate revenue is down slightly compared to the same periods a year ago reflecting price competition and lower print volume.
Commercial and other revenue was up slightly as strong growth in Document Management Services was offset by reductions in election-related printing (as this is not a general election year) and slower than anticipated growth at Merrill/May. Increased marketing efforts at Merrill/May have resulted in the addition of several new customers, which should increase revenues late in the third quarter. Selling, general and administrative expenses remained consistent with the previous period.

    The effective income tax rate was 43.4 percent in the current quarter and 43 percent for the current six-month period. This compares to a tax rate of 41 percent for both the three-month and six-month period last year. The tax rate for the current six-month period represents the estimated rate for the current fiscal year. The increase in the estimated rate is caused by an increase in non-deductible business entertainment expenses as a percentage of income before taxes.

FINANCIAL CONDITION

    Working  capital  increased  slightly  for  the  current  six-month   period
reflecting   lower  net  income  and  increased  capital  expenditures.  Capital expenditures for this period were $9.6 million, of which $5.5 million represented the purchase of two administration buildings in St. Paul which were previously partially leased. Other capital expenditures were principally for production equipment and office remodeling and furnishings. Cash and cash equivalents decreased $9 million in the current period and borrowings under the Company's bank line of credit were $6.9 million. These funds were used to support a $12 million increase in trade receivables.

    The Company has outstanding purchase commitments for capital equipment of approximately $1 million as of July 31, 1995.

                         PART II. -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On May 23, 1995, the Registrant held its Annual Meeting of Shareholders and elected its incumbent Board of Directors, each for a one year term. The vote totals for the election of the Board of Directors were as follows: Rick R. Atterbury received 6,441,795 shares voted for and 168,067 withheld; James R. Campbell received 6,439,835 shares voted for and 170,027 withheld; John W. Castro received 6,441,445 shares voted for and 168,417 withheld; Ronald N. Hoge received 6,443,795 shares voted for and 166,067 withheld; Richard G. Lareau received 5,993,795 shares voted for and 616,067 withheld; Kenneth F. Merrill received 6,441,345 shares voted for and 168,517 withheld; Paul G. Miller received 6,443,055 shares voted for and 166,807 withheld; and Robert F. Nienhouse received 6,442,584 shares voted for and 167,278 withheld.

    The shareholders also approved an increase by 500,000 the number of shares reserved for issuance under the Company's 1993 Stock Incentive Plan by a vote of 3,835,510 shares in favor, 1,407,717 shares against, 630,950 shares abstain, and 735,685 shares as broker non-votes.

    The shareholders also ratified the selection of Coopers & Lybrand L.L.P. as the independent accountants of the Company by a vote of 6,591,161 shares in favor, 5,011 shares against, and 13,690 shares abstain.

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

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    September 14, 1995

BY (SIGNATURE)            /s/ John B. McCain
(NAME AND TITLE)          John B. McCain, Chief Financial Officer
(DATE)                    September 14, 1995

                                 EXHIBIT INDEX

 EXHIBIT                                                                                  METHOD OF FILING
---------                                                                         ---------------------------------
   11.     Schedule of Computation of Per Share Earnings........................      Filed herewith electronically
   27.     Financial Data Schedules.............................................      Filed herewith electronically

                                                                      EXHIBIT 11

                              MERRILL CORPORATION
                 SCHEDULE OF COMPUTATION OF PER SHARE EARNINGS
                                  (UNAUDITED)

                                                               THREE MONTHS                   SIX MONTHS
                                                              ENDED JULY 31,                ENDED JULY 31,
                                                       ----------------------------  ----------------------------
                                                           1995           1994           1995           1994
                                                       -------------  -------------  -------------  -------------
Primary:
  Net income.........................................  $   2,714,290  $   4,396,071  $   4,789,834  $   9,094,913
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
  Weighted average number of common shares
   outstanding during the period.....................      7,743,790      7,569,496      7,692,713      7,543,657
  Add common equivalent shares relating to
   outstanding options to purchase common stock using
   the treasury stock method.........................        224,027        473,730        242,830        513,254
                                                       -------------  -------------  -------------  -------------
      Weighted average number of common and common
       equivalent
       shares outstanding............................      7,967,817      8,043,226      7,935,543      8,056,911
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Primary income per common share......................      $.34           $.55           $.60           $1.13
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------

Fully diluted:
  Net income.........................................  $   2,714,290  $   4,396,071  $   4,789,834  $   9,094,913
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
  Weighted average number of common shares
   outstanding during the period.....................      7,743,790      7,569,496      7,692,713      7,543,657
  Add common equivalent shares relating to
   outstanding options to purchase common stock using
   the treasury stock method.........................        241,824        473,689        251,489        513,115
                                                       -------------  -------------  -------------  -------------
      Weighted average number of common and common
       equivalent
       shares outstanding............................      7,985,614      8,043,185      7,944,202      8,056,772
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------
Fully diluted income per common share................      $.34           $.55           $.60           $1.13
                                                       -------------  -------------  -------------  -------------
                                                       -------------  -------------  -------------  -------------