Form 10-Q
period 1995-10-31
MERRILL CORP
filed 1995-12-14
CIK 790406

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

     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on December 8, 1995 was 7,824,541.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Included herein is the following unaudited financial information:

       Consolidated Balance Sheets as of October 31, 1995 and January 31,
       1995.

       Consolidated Statements of Operations for the three-month and nine-month periods ended October 31, 1995 and 1994.

       Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 1995 and 1994.

       Notes to Consolidated Financial Statements.

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                       OCTOBER 31,  JANUARY 31,
                                                                                          1995         1995
                                                                                       -----------  -----------
Current assets
  Cash and cash equivalents..........................................................  $     2,860  $     9,967
  Trade receivables, less allowance for doubtful accounts of $3,742 and $2,830,
   respectively......................................................................       52,643       39,284
  Work in process inventories........................................................       11,533        7,007
  Other inventories..................................................................        5,533        4,526
  Refundable and deferred income taxes...............................................          970          265
  Other current assets...............................................................        1,856        2,421
                                                                                       -----------  -----------
    Total current assets.............................................................       75,395       63,470
                                                                                       -----------  -----------
Property, plant and equipment, net...................................................       33,007       28,918
Goodwill, net........................................................................       10,753       11,423
Other assets, net....................................................................        3,451        2,659
                                                                                       -----------  -----------
    Total assets.....................................................................  $   122,606  $   106,470
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable to bank...............................................................  $     8,300
  Current maturities of long-term debt...............................................          770  $       745
  Current maturities of capital lease obligations....................................          304          738
  Accounts payable...................................................................       16,398       16,004
  Accrued expenses...................................................................       13,565       12,809
  Deferred income taxes..............................................................                     1,651
                                                                                       -----------  -----------
    Total current liabilities........................................................       39,337       31,947
                                                                                       -----------  -----------
Long-term debt, net of current maturities............................................        5,025        5,295
Capital lease obligations, net of current maturities.................................        2,024        2,227
Deferred income taxes................................................................           46           46
Other liabilities....................................................................        1,384          894
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 7,818,141 shares and
   7,605,076 shares, respectively, issued and outstanding............................           78           76
  Undesignated stock: 500,000 shares authorized; no shares issued....................
  Additional paid-in capital.........................................................       15,946       14,384
  Retained earnings..................................................................       58,766       51,601
                                                                                       -----------  -----------
    Total shareholders' equity.......................................................       74,790       66,061
                                                                                       -----------  -----------
    Total liabilities and shareholders' equity.......................................  $   122,606  $   106,470
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                         OCTOBER 31              OCTOBER 31
                                                                                    --------------------    --------------------
                                                                                      1995       1994         1995       1994
                                                                                    ---------  ---------    ---------  ---------
Revenue.........................................................................    $  62,475  $  57,474    $ 182,610  $ 182,616
Cost of sales...................................................................       41,489     40,553      124,120    120,917
                                                                                    ---------  ---------    ---------  ---------
  Gross profit..................................................................       20,986     16,921       58,490     61,699
Selling, general and administrative expenses....................................       15,339     12,943       44,310     41,988
                                                                                    ---------  ---------    ---------  ---------
  Operating income..............................................................        5,647      3,978       14,180     19,711
Interest expense................................................................         (315)      (240)        (761)      (742)
Other income (expense), net.....................................................           (7)       101          309        295
                                                                                    ---------  ---------    ---------  ---------
  Income before provision for income taxes......................................        5,325      3,839       13,728     19,264
Provision for income taxes......................................................        2,290      1,634        5,903      7,964
                                                                                    ---------  ---------    ---------  ---------
  Net income....................................................................    $   3,035  $   2,205    $   7,825  $  11,300
                                                                                    ---------  ---------    ---------  ---------
                                                                                    ---------  ---------    ---------  ---------
Net income per common and common equivalent share...............................         $.38       $.28         $.98      $1.41
Dividends per common share......................................................         $.03       $.03         $.09       $.09

Weighted average number of common and common equivalent shares outstanding......    7,972,414  7,972,277    7,947,833  8,028,699
                                                                                    ---------  ---------    ---------  ---------
                                                                                    ---------  ---------    ---------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                              OCTOBER 31
                                                                                        ----------------------
                                                                                           1995        1994
                                                                                        ----------  ----------
Operating activities
  Net income..........................................................................  $    7,825  $   11,300
  Adjustments to reconcile net income to net cash (used in) provided by operating activities
    Depreciation and amortization.....................................................       7,240       6,357
    Amortization of intangibles.......................................................         821         845
    Provision for losses on trade receivables.........................................       1,158       1,485
    Provision for losses on inventories...............................................         850         165
    Tax benefit realized upon exercise of stock options...............................       1,241         795
    Deferred compensation.............................................................         490         456
    Changes in operating assets and liabilities
      Trade receivables...............................................................     (14,517)     (4,576)
      Work in process inventories.....................................................      (5,176)      2,730
      Other inventories...............................................................      (1,207)        137
      Refundable income taxes.........................................................        (316)       (309)
      Other current assets............................................................         565        (309)
      Accounts payable................................................................         394         252
      Accrued expenses................................................................         756          16
      Accrued and deferred income taxes...............................................      (2,040)     (1,682)
                                                                                        ----------  ----------
        Net cash (used in) provided by operating activities...........................      (1,916)     17,662
                                                                                        ----------  ----------
Investing activities
  Purchase of property, plant and equipment...........................................     (11,329)     (7,182)
  Business acquisitions, net of cash acquired.........................................                    (346)
  Other assets, net...................................................................        (943)         95
                                                                                        ----------  ----------
        Net cash used in investing activities.........................................     (12,272)     (7,433)
                                                                                        ----------  ----------
Financing activities
  Borrowings on note payable to bank..................................................      36,300      28,400
  Repayments on note payable to bank..................................................     (28,000)    (31,000)
  Principal payments on long-term debt and capital lease obligations..................        (882)     (1,081)
  Dividends paid......................................................................        (696)       (677)
  Other equity transactions, net......................................................         359         497
                                                                                        ----------  ----------
        Net cash provided by (used in) financing activities...........................       7,081      (3,861)
                                                                                        ----------  ----------
(Decrease) increase in cash and cash equivalents......................................      (7,107)      6,368
Cash and cash equivalents, beginning of period........................................       9,967       2,558
                                                                                        ----------  ----------
Cash and cash equivalents, end of period..............................................  $    2,860  $    8,926
                                                                                        ----------  ----------
                                                                                        ----------  ----------
Supplemental cash flow disclosures
  Income taxes paid...................................................................  $    6,265  $    9,169
  Interest paid.......................................................................         532         632
                                                                                        ----------  ----------
                                                                                        ----------  ----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of October 31, 1995 and for the periods ended October 31, 1995 and 1994 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The results for the nine-month period ended October 31, 1995 are not necessarily indicative of results for the full year.

    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." As allowed under SFAS No. 123, the Company will adopt the new standard in fiscal 1997, and management has not determined the impact of this standard on the Company's financial position or results of operations.

2.  SELECTED BALANCE SHEET DATA (IN THOUSANDS)

                                                                   OCTOBER 31,  JANUARY 31,
                                                                      1995         1995
                                                                   -----------  -----------
Property, plant and equipment
  At cost........................................................   $  66,876    $  55,884
  Less accumulated depreciation and amortization.................     (33,869)     (26,966)
                                                                   -----------  -----------
                                                                    $  33,007    $  28,918
                                                                   -----------  -----------
                                                                   -----------  -----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to revenue of certain items in the Company's statements of operations for the three-month and nine-month periods ended October 31,
1995 and 1994, and the percentage change in such items between the periods.

                                                                          THREE MONTHS ENDED OCTOBER    NINE MONTHS ENDED OCTOBER
                                                                                     31,                           31,
                                                                          --------------------------   ----------------------------
                                                                                          PERCENTAGE                     PERCENTAGE
                                                                                           INCREASE                       INCREASE
                                                                           PERCENTAGE     (DECREASE)     PERCENTAGE      (DECREASE)
                                                                           OF REVENUE     ----------     OF REVENUE      ----------
                                                                          -------------    1995 VS.    ---------------    1995 VS.
                                                                          1995    1994       1994       1995     1994       1994
                                                                          -----   -----   ----------   ------   ------   ----------
Revenue
  Financial.............................................................  42.3%   30.2%       53%       34.2     33.0         4%
  Corporate.............................................................  24.1    35.7       (27)       31.0     34.4       (10)
  Commercial and other..................................................  33.6    34.1         7        34.8     32.6         7
                                                                          -----   -----                ------   ------
    Total revenue.......................................................  100.0   100.0        9       100.0    100.0
Cost of sales...........................................................  66.4    70.6         2        68.0     66.2         3
                                                                          -----   -----                ------   ------
    Gross profit........................................................  33.6    29.4        24        32.0     33.8        (5)
Selling, general and administrative expenses............................  24.6    22.5        19        24.3     23.0         6
                                                                          -----   -----                ------   ------
    Operating income....................................................   9.0     6.9        42         7.7     10.8       (28)
Interest expense........................................................  (0.5)   (0.4)       31        (0.4)    (0.4)        3
Other income (expense), net.............................................           0.2      (107)        0.2      0.2         5
                                                                          -----   -----                ------   ------
    Income before provision for income taxes............................   8.5     6.7        39         7.5     10.6       (29)
Provision for income taxes..............................................   3.6     2.8        40         3.2      4.4       (26)
                                                                          -----   -----                ------   ------
    Net income..........................................................   4.9%    3.8%       38         4.3      6.2       (31)
                                                                          -----   -----                ------   ------
                                                                          -----   -----                ------   ------

    The increase in earnings in the current three-month period compared to the same three-month period last year was a substantial increase in the level of financial market activity. The financial revenue category showed a 53% increase quarter over quarter, resulting from an increase in the number of new transactions this quarter, including mergers, acquisitions and initial public offerings. Margins for the quarter improved from the increased volume of financial work, which typically has realized higher margins, but are down for the nine-month period from continued competitive pricing pressure. Corporate revenue is down from this quarter last year. The shortfall was caused primarily by the absence this year of a few significant, one-time mutual fund projects that occurred during the third quarter last year. For the nine-month period corporate revenue is down slightly compared to the same period a year ago, reflecting continued price competition and lower print volume. Commercial and other revenue is up slightly for the current periods from strong growth in the document management services business. Merrill/May continues to add more national clients, through increased marketing efforts, however, the expense of building a sales force and creating the marketing to promote their services, has lowered the profitability in this sector. These expenses, as well as higher selling expense from the increase in the volume of financial work, have caused selling, general and administrative expenses to increase slightly from previous periods.

    The effective income tax rate was 43 percent for both the current quarter and for the current nine-month period. This compares to a tax rate of 42.6 percent for the three-month and 41.3 percent for the nine-month periods last year. The tax rate for the current nine-month period represents the estimated rate for the current fiscal year. The increase in the estimated rate is caused by an increase in non-deductible business entertainment expenses as a percentage of income before provision for income taxes.

FINANCIAL CONDITION

    Working capital increased $4.5 million for the nine-month period, reflecting an increase in sales activity during October 1995, as compared to sales activity during January 1995, resulting in a corresponding increase in trade receivables. In addition, the number of jobs in process at October 31, 1995 increased compared to January 31, 1995. Capital expenditures for the period were $11.3 million, of which $5.5 million represented the purchase of two administration buildings in St. Paul which were previously partially leased. Other capital expenditures were principally for production equipment and office remodeling and furnishings. Cash and cash equivalents decreased $7.1 million in the period and borrowings under the Company's bank line of credit were $8.3 million. These funds were used to support a $14.5 million increase in trade receivables.

    The Company has outstanding purchase commitments for capital equipment of approximately $1 million as of October 31, 1995.

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

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    December 14, 1995

BY (SIGNATURE)            /s/ Kay A. Barber
(NAME AND TITLE)          Kay A. Barber, Chief Financial Officer
(DATE)                    December 14, 1995

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