Form 10-K
period 1996-01-31
MERRILL CORP
filed 1996-04-30
CIK 790406

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K./ /

    As of April 22, 1996, 7,863,883 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market) excluding outstanding shares owned beneficially by officers and directors, was approximately $116,791,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts I and II of this Annual Report on Form 10-K incorporate by reference information (to the extent specific pages are referred to herein) from the Registrant's Annual Report to Shareholders for the year ended January 31, 1996 (the "1996 Annual Report"). Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrants' Proxy Statement for its Annual Meeting to be held May 21, 1996 (the "1996 Proxy Statement").

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

    Merrill Corporation provides a full range of typesetting, printing, document reproduction, distribution and marketing communication services to financial, legal, insurance and corporate markets. The Company is headquartered in St. Paul, Minnesota and has 19 full service offices in major financial centers across the United States and in Canada, as well as 5 regional printing plants, and printing and distribution operations in St. Cloud, Minnesota and Monroe, Washington. The Company also has established affiliations with financial printing companies internationally.

    Since February 1, 1995, the Company has completed two acquisitions. On March 29, 1996, the Company acquired all the issued and outstanding capital stock of FMC Resource Management Corporation ("FMC"), a Washington corporation located near Seattle. FMC is engaged in the manufacture, distribution and inventory management business. On April 15, 1996, the Company acquired certain of the assets of The Corporate Printing Company, Inc. ("CPC"), a New York corporation along with certain of the assets of its affiliates. CPC was a regional financial and corporate printing company with offices in New York, Washington, D.C. and Maryland.

    In connection with these acquisitions, the Company has increased its revolving bank line of credit from $15 million to $60 million.

    The Company, which is a Minnesota corporation, was organized in 1968 under the name "K.F. Merrill Company." The Company's executive offices are located at One Merrill Circle, Energy Park, St. Paul, Minnesota 55108. Its telephone number is (612) 646-4501. Unless the context otherwise requires, the terms "Merrill Corporation" or the "Company" include its subsidiaries, Merrill/New York Company, Merrill/Magnus Publishing Corporation, Merrill Corporation, Canada, Merrill/ May, Inc., Merrill International, Inc, Merrill Real Estate Company and FMC Resource Management Corporation.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Since its inception, the Company's revenues, operating profits and assets have been attributable to one business segment -- providing document typesetting, printing, reproduction, distribution and marketing communication services for the financial, legal, insurance and corporate markets. Financial information about this segment is contained on pages 15 to 28 of the Company's 1996 Annual Report to Shareholders,which information is incorporated herein by reference.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

    Merrill is a document services company that utilizes advanced computer and telecommunications technology to provide a full range of services to its customers. These services include typesetting, printing, electronic document formation, distribution and marketing communications services. Operationally, the Company's services can be divided into four categories: financial, corporate, commercial and other services, and document management services. The following table sets forth the percentage of revenue attributable to each of the Company's categories of service for each of the past three fiscal years:

                                                            YEAR ENDED JANUARY 31,
                                                     -------------------------------------
CATEGORY OF SERVICE                                     1996         1995         1994
- ---------------------------------------------------  -----------  -----------  -----------
Financial..........................................       36.1%        33.4%        42.4%
Corporate..........................................       29.5%        33.4%        34.4%
Commercial and other...............................       21.5%        23.3%        13.8%
Document management services.......................       12.9%         9.9%         9.4%
                                                         -----        -----        -----
    Total..........................................      100.0%       100.0%       100.0%
                                                         -----        -----        -----
                                                         -----        -----        -----

FINANCIAL AND CORPORATE SERVICES

    GENERAL

    In its financial printing business, the Company applies advanced computer and telecommunications technology to the production and distribution of time-sensitive, transactional financial documents, such as registration statements, prospectuses and other printed materials related to corporate financings and acquisitions. The Company's corporate printing business involves typesetting and printing of corporate documents which are prepared annually or at regular intervals, such as annual and quarterly reports and proxy materials for companies, and registration statements for unit investment trusts and mutual funds. Operationally, the Company utilizes the same technology and personnel in providing its financial and corporate printing services.

    The Company's financial and corporate document business is service oriented. The production of financial and corporate documents requires rapid typesetting, printing and electronic conversion services, available 24 hours a day and tailored to the exacting demands of the Company's customers. The Company receives information directly from its customers in various forms, including typed or handwritten pages, magnetic recording media, and by direct telecommunication with its clients' computer equipment. This information is transmitted by facsimile or direct electronic connection to the Company's central production facility for processing into a typeset or electronic document. Each document typically goes through numerous proof cycles, and at each cycle the document is typeset, duplicated and distributed to the parties, including corporate executives, investment bankers, attorneys and accountants. Individual participants are frequently located in different cities, often requiring proofs to be delivered simultaneously to different parts of the country.

    Just prior to the completion of a financial or corporate document, a drafting group generally will meet at one of the Company's service facilities where conference rooms and other amenities are maintained for customer use. Accommodating the needs of its customers "in-house" is the most time-critical service that the Company provides, and requires, among other things, the accurate and rapid turnaround of the edited pages and expert knowledge of the documents and filing requirements of the SEC. After final changes have been made, the Company is usually required to quickly prepare paper copies of the document (including any exhibits) for filing with the SEC or an electronic submission for filing through the SEC's Electronic Data Gathering, Analysis, and Retrieval system ("EDGAR"). The document is then printed, collated, bound and distributed in booklet form, and can also be produced electronically for distribution via the Internet.

    "HUB AND SPOKE" NETWORK

    By using advanced computer and telecommunications technology, the Company has created a "hub and spoke" network for its financial and corporate services linking its central computerized production facility in St. Paul, Minnesota (a "hub") with its 19 full-service facilities located throughout the United States and in Canada (the "Spokes"). In addition, the Company has technology that also links the St. Paul hub directly to its customers and international service affiliates. In connection with the acquisition of CPC, the Company recently acquired a second typesetting hub in Maryland which it plans to integrate with the Company's existing systems during fiscal 1997.

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

    NATIONAL COMMUNICATIONS NETWORK. The Company has established a dedicated telecommunications network, connecting each of its service facilities with the hub, which permits typeset documents and production control information to be electronically transmitted to each of its service facilities. The network consists of digital lines connecting each of the Company's service facilities with the hub, automated data switching and routing equipment, and the necessary software to manage and control the communications. Designed to operate continuously, the network is highly efficient and reliable, and contains secondary or back-up service for each portion of the network to minimize the possibility of an interruption in service.

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

    INTERNATIONAL SERVICE. The Company and Burrups, Ltd., a London based financial printing company, jointly market their communications and production facilities and services on a worldwide basis. The objective of this arrangement is to work together to provide customers with integrated document typesetting, printing and distribution services wherever the document originates or needs to be delivered. Besides London, Burrups has full service facilities in Frankfurt, Luxembourg, Paris, Seoul and Tokyo. In addition, the Company has established relationships with financial printing companies in 36 countries which have agreed to work as service facilities for the Company on an "as needed" basis. The Company has made software and hardware modifications in order to successfully establish electronic communications between its production hub and the service facilities overseas. With this electronic connection as well as the MerrillLink system, the Company is able to transmit high-quality typeset documents for printing and distribution in Europe, Asia, the Middle East, Africa, the Pacific Rim and South America without the time delays and costs incurred by conventional air shipment. The Company also is able to offer its financial and corporate services in Canada through its full service facilities in Toronto and Montreal.

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

    EDGAR

    The SEC requires participants or their agents to file most disclosure information in an electronic format through EDGAR rather than by the traditional paper filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is generally delivered by direct telecommunications, but may be delivered on magnetic computer tape or by diskette. EDGAR allows registrants to file and the public to retrieve disclosure information electronically. The Company converts SEC forms and exhibit documents in standard word processing and other computer formats to the EDGAR format and assembles these documents for electronic filing with the SEC.

    The Company has been involved in all stages of development of EDGAR. The Company has written proprietary software that enables it to quickly prepare and file the electronic version of financial and corporate documents through a dedicated data line directly to the SEC's computers. In addition, the Company has spent considerable time training its staff to coordinate the preparation of these EDGAR filings. The Company also keeps participants informed of EDGAR developments by publishing quarterly Merrill's EDGAR Advisor-TM-, a newsletter for distribution to lawyers, corporate executives and other interested parties, and by conducting seminars throughout the country to inform participants about EDGAR. The Company has a toll-free telephone information line for its customer's questions regarding EDGAR and also distributes EDGAR rules, forms and reference materials.

    The Company has experienced an increased demand for EDGAR filing services for financial as well as corporate categories of services and believes that the EDGAR system will continue to increase the demand for the time-sensitive services of the Company, since many filing companies will use outside services to meet EDGAR filing requirements.

COMMERCIAL AND OTHER SERVICES

    GENERAL

    In its commercial and other printing business, the Company typesets, prints and distributes commercial and other documents, including price catalogs, directories, insurance industry annual reports, sample ballots and technical manuals from electronic information supplied by customers. Included in this category are the Company's Merrill/May, Inc. ("Merrill/May") and FMC subsidiaries. Merrill/May provides custom marketing communication services to corporate customers and demand printing and distribution services designed to promote the corporate identity of large, national clients with multiple franchisees, members, divisions or affiliated organizations. FMC provides manufacture, distribution, and inventory management services of marketing items for large, geographically diverse companies with a need for sophisticated logistics management.

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

    MANAGED MARKETING COMMUNICATIONS

    As part of its commercial and other services category, the Company is engaged in the managed marketing communications business through its Merrill/May subsidiary and its recently acquired FMC subsidiary. Merrill/May provides demand printing and distribution services designed to support the corporate identity of large, national clients with multiple franchisees, members, divisions or affiliated organizations ("member organizations"). FMC is also engaged in the manufacture, distribution, and inventory management business for large, national clients.

    Merrill/May is authorized by its national clients to develop and produce custom printed products such as business cards, stationery and collateral support print materials with a uniform appearance for the client's member organizations. Working with each national account client, Merrill/May prepares a catalog to merchandise these custom printed products, along with other promotional merchandise produced by third parties. Merrill/May distributes each client-specific catalog to the national client's member organizations.

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

    On March 29, 1996, the Company acquired all the issued and outstanding capital stock of Seattle area based FMC. Similar to Merrill/May, FMC provides manufacturing, distribution, and inventory management services of non-revenue producing items, such as commercial printing, business forms, digital printing, display items, collateral materials, and uniforms, for large multi-locational, multi-departmental companies.

DOCUMENT MANAGEMENT SERVICES

    The Company provides comprehensive document management services for its customers both on a transactional basis, which includes photocopying and electronic imaging services and on an on-going basis, which can include management of the customer's entire photocopying, typesetting, imaging and/or mailroom facilities. The transactional business includes document reproduction and imaging services for projects that are time-sensitive or otherwise require special service, such as photocopying or imaging documents for large litigation matters. The Company will produce the photocopies at its service facilities or locate photocopying equipment and personnel at the customer's office. Document reproduction services require rapid turnaround and availability 24 hours a day. The Company's document reproduction customers typically have several boxes of documents which may be in file folders, stapled or on varying sizes of paper. The Company will take apart, photocopy and reassemble the original documents and copies as instructed by the customer. The Company also provides sequential numbering and binding services for these documents, if requested. Photocopying projects range from single copies of short documents to the more complicated copying jobs described above. The Company operates a document reproduction facility in Century City (Los Angeles area) and uses its financial and corporate printing service facilities and its printing plant facility in Union, New Jersey in connection with its document reproduction services. Each service facility is equipped with sophisticated photocopying equipment. The Company is able to make more efficient use of this equipment by performing project photocopying during times when the equipment would otherwise be idle.

    The Company's imaging portion of the transactional business captures data from its customers' paper documents and creates a digital picture of each page. The customer may then store large quantities of documents on CD-ROM (Compact disk -- read only memory), rather than on paper in boxes or file cabinets. Retrieval of the documents may be accessed simply by one user with a personal computer, or simultaneously by multiple users at multiple sites. The Company disassembles the customers' documents, captures the image, and reassembles the original documents. The Company may also create for the customer text files using Optical Character Recognition ("OCR") processing for full text retrieval systems, perform document management services such as barcoding, document coding, and perform services to assist with database development, programming, data management and conversions. The Company also consults with the customer regarding its hardware, software and network needs for development of an imaging system. Imaging projects can take from one day to several months to complete. The Company may provide imaging services at its service facilities, or provide on-site equipment, employees and management at the customer's location.

    The Company also offers comprehensive office photocopying, typesetting and mailroom facility management services to its customers. These services involve providing for a customer's document management needs, including on-site equipment, employees and management of the operation.

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

    The Company currently operates printing plants in Minneapolis/St. Paul, Los Angeles, Chicago, Dallas, and New Jersey, markets in which the Company has found it advantageous to acquire printing presses to service a portion of its recurring corporate and commercial printing business. Corporate and commercial printing is generally both more predictable in volume and less time-sensitive in nature than financial printing. Because the Company only owns presses in those markets in which its corporate and commercial printing business requires presses, the Company is able to adequately utilize these printing presses for its recurring corporate and commercial work while retaining the flexibility to use the presses for financial printing. The Company also operates a printing plant in St. Cloud, Minnesota, for its specialized printing services. See "Business -- Commercial and Other Services -- Managed Marketing Communications" above.

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

    As of April 22, 1996, the Company employed 205 full-time salespeople to market its typesetting, printing, publishing, distribution, imaging and document reproduction services. The Company's salespersons solicit business from existing and prospective customers and, together with the customer service representatives, act as coordinators between the customer and the Company's production personnel, and provide advice and assistance to customers.

    COMPETITION

    The Company competes with a number of other companies in the financial and corporate printing industry, including regional firms, two principal nationwide competitors, Bowne & Co., Inc. and R.R. Donnelley & Sons Company, and international printing firms. Both Bowne and Donnelley have been in business longer, may have greater financial resources and revenues than the Company, and are major competitors in most of the Company's financial and corporate printing markets. In its commercial and other printing business, the Company competes for complex computer intensive and large-run typesetting work with a number of other computer typesetting firms, and medium-run printing work with a number of commercial web press printers. In the insurance printing business, the Company competes with other national and regional printers, including Bowne. In the managed marketing communications business, the Company believes that its primary competitors are local print shops and marketing service firms, including advertising agencies, custom publication printers, direct mail firms, and television, radio, newspapers, magazine and other media organizations. In its document management services businesses, the Company competes with two nationwide service companies, Xerox Corporation and Pitney Bowes, litigation support services vendors, and a large number of photocopying and imaging shops, including privately owned shops as well as franchise operations. Competition in the Company's business is intense, and is based principally on service, price, speed, accuracy, technological capability and established relationships. The Company believes that it competes favorably with its competitors.

    EMPLOYEES

    As of April 22, 1996, the Company had 2,202 full-time employees and 51 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

    The Company's senior management and certain technical personnel have substantial experience and expertise in the document services industry. The Company considers the retention of these employees to be important to its continued success. The Company competes intensively with others in the industry to attract and retain qualified sales personnel. However, the Company believes that it is able to provide employment incentives sufficient to minimize the loss of key sales producers and to attract new sales personnel capable of producing significant amounts of business should the need or opportunity arise. Many sales personnel are under employment contracts of varying terms with the Company.

(D)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES

    Substantially  all   of  the   Company's  revenue,   operating  profit   and
identifiable assets are attributable to the United States.

ITEM 2. PROPERTIES

    The Company leases all of its facilities, except the principal facility of Merrill/May and the Energy Park Business Center that houses certain corporate and administrative departments. The Company's principal production and administrative office facility, located in St. Paul, includes 47,000 square feet of space and is leased, together with the associated land, from the Port Authority of the City of St. Paul. The terms of the Company's agreements with the Port Authority are contained in a facilities lease and land lease, both dated October 1, 1985, which require the Company to pay rents to the Port Authority in the amounts of $24,069 per month and $3,431 per month, respectively, for a term expiring on November 30, 2005. Each lease grants the Company the option to purchase the property at the end of the term, or earlier. Under the facilities lease, the Company may purchase the building for $254,500 at the end of the lease term or after ten years if the Company pays the remaining principal and interest on the bonds outstanding at the time of exercise of the options. The land may be purchased for $167,140 at the end of the lease term or $334,280 at the end of ten years.

    The Company owns Merrill/May's principal production, administrative and warehousing facility. This facility, which is located in St. Cloud, Minnesota, includes approximately 122,900 square feet of space. In July 1995, the Company purchased the Energy Park Business Center consisting of approximately 150,000 square feet in two buildings adjacent to the Company's principal production and administrative office facility. The Company maintains several of its corporate and administration departments in these buildings along with an imaging center, prepress and reprographics departments. The Company believes the purchase of these buildings will allow the Company to better plan its expansion as needed. Of the approximately 97,000 square feet of space available for lease, approximately 93% is currently leased to third parties.

    The Company also leases other office and warehouse space in the Minneapolis/St. Paul metropolitan area, service facilities in each of its other eighteen cities and sales offices in four other cities, with space ranging from 200 square feet to 77,000 square feet. These leases have expiration dates ranging from July 1996 to October 2014 under which the Company makes monthly payments aggregating approximately $458,000, including rental fees, real estate and taxes and operating expense.

    The Company makes a continuing effort to keep all of its properties and facilities modern, efficient and adequate for its operating needs, through the acquisition, disposition, expansion and improvement of such properties and facilities. As a result of the acquisition of CPC, the Company has assumed certain leases for production and service facilities in New York, Maryland and Washington, D.C. The Company anticipates consolidating these new facilities with its existing facilities in New York and Washington, D.C. As a result the Company believes that it may have some excess capacity in these areas, however the Company believes that its properties and facilities at the other locations are, on an aggregate basis, fully utilized and adequate for the conduct of its business.

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

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company, their ages, the year first elected or appointed as an executive officer and the offices held as of April 22, 1996 are as follows:

                                        YEAR FIRST
                                         ELECTED
                                     OR APPOINTED AS
                                       AN EXECUTIVE
          NAME               AGE         OFFICER                         TITLE
- ------------------------     ---     ----------------  ------------------------------------------
John W. Castro               47            1980        President and Chief Executive Officer
Rick R. Atterbury            42            1981        Executive Vice President
Steven J. Machov             45            1987        Vice President, General Counsel and
                                                        Secretary
Kathleen A. Larkin           36            1993        Vice President -- Human Resources
Kay A. Barber                45            1995        Vice President -- Finance, Chief Financial
                                                        Officer, Treasurer

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

    Mr. Atterbury was elected Executive Vice President in 1996. Prior to the date, he served as Vice President -- Operations.

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

    Ms. Barber joined the Company in September 1995 as Vice President -- Finance, Chief Financial Officer and Treasurer. From January 1993 to August 1995, Ms. Barber was Vice President, Finance and Controller for Growing Healthy, Inc., a marketer of frozen baby food products. From March 1991 to August 1992, she served as Director, Planning and Financial Analysis for NeXT Computer, Inc., a manufacturer of computer hardware and software.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information under the caption "Quarterly Stock Price Comparison" on page 14 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The financial information in the table on page 28 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 to 14 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Company's Consolidated Financial Statements on pages 15 to 28 (including the unaudited information set forth under the caption "Quarterly Financial Data" on page 27) and the Report of its Independent Accountants on page 29 of the Company's 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)  DIRECTORS OF THE REGISTRANT.

    The information under the captions "Election of Directors -- Information About Nominees" and "Other Information About Nominees" on pages 5 and 6 of the Company's 1996 Proxy Statement is incorporated herein by reference.

    (b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

    (c)  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The information under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4 of the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the captions "Election of Directors -- Directors' Compensation" on page 7 and "Executive Compensation" on pages 8 to 15, (excluding the "Comparative Stock Performance" graph on page 11), of the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the captions "Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4, and "Election of Directors -- Information About Nominees" on page 5 of the Company's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  1.  Financial statements:

    The following Financial Statements are incorporated herein by reference from the pages indicated in the Company's 1996 Annual Report:

        Consolidated Balance Sheets as of January 31, 1996 and 1995 -- page 15.

        Consolidated Statements of Operations for the years ended January 31, 1996, 1995 and 1994 -- page 16.

        Consolidated Statements of Cash Flows for the years ended January 31, 1996, 1995 and 1994 -- page 17.

        Consolidated Statements of Changes in Shareholders' Equity for the years ended January 31, 1996, 1995 and 1994 -- page 18.

        Notes to Consolidated Financial Statements -- pages 19-28.

        Report of Independent Accountants -- page 29.

        2.  Financial statement schedules:

    The following supplemental schedule and report of independent accountants thereon are included herein and should be read in conjunction with the consolidated financial statements referred to above (page numbers refer to pages in this Report):

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

        3.  Exhibits:

    The exhibits to this Report are listed in the Exhibit Index on pages 16 to 18 herein.

    A copy of any of these exhibits will be furnished at a reasonable cost to any person who was a shareholder of the Company as of April 1, 1996, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Merrill Corporation, One Merrill Circle, St. Paul, Minnesota 55108, Attention: Secretary.

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

    F.  1993  Stock Incentive  Plan, as  amended (incorporated  by reference  to
       Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-14082).

    G. Option Agreement between Ronald N. Hoge and the Company (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No. 0-14082)).

    (b)  REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

    Our report on the consolidated financial statements of Merrill Corporation has been incorporated by reference in this Form 10-K from page 29 of the 1996 Annual Report to Shareholders of Merrill Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)2 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

St. Paul, Minnesota
March 19, 1996

                                                                     SCHEDULE II

                              MERRILL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

                                 (IN THOUSANDS)

                                                                     COLUMN C
                                                           ----------------------------
                                             COLUMN B               ADDITIONS                COLUMN D
                                           ------------    ----------------------------    ------------      COLUMN E
                COLUMN A                    BALANCE AT                       CHARGED        DEDUCTIONS     ------------
- ----------------------------------------   BEGINNING OF      CHARGED         TO OTHER          FROM         BALANCE AT
DESCRIPTION                                    YEAR         TO INCOME        ACCOUNTS        RESERVES      END OF YEAR
- ----------------------------------------   ------------    ------------    ------------    ------------    ------------
Year Ended January 31, 1994
  Valuation account deducted from assets
   to which it applies --
   Allowance for doubtful accounts......   $     2,455     $       579     $       30  (A) $      770  (B) $     2,294
                                           ------------    ------------         -----      ------------    ------------
                                           ------------    ------------         -----      ------------    ------------

Year Ended January 31, 1995
  Valuation account deducted from assets
   to which it applies --
   Allowance for doubtful accounts......   $     2,294     $     2,038     $      177  (A) $    1,679  (B) $     2,830
                                           ------------    ------------         -----      ------------    ------------
                                           ------------    ------------         -----      ------------    ------------

Year Ended January 31, 1996
  Valuation account deducted from assets
   to which it applies --
   Allowance for doubtful accounts......   $     2,830     $     1,486     $       26  (A) $      797  (B) $     3,545
                                           ------------    ------------         -----      ------------    ------------
                                           ------------    ------------         -----      ------------    ------------

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

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ JOHN W. CASTRO
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    April 29, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

BY (SIGNATURE)            /s/ JOHN W. CASTRO
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer (Principal
                           Executive Officer) and Director
(DATE)                    April 29, 1996

BY (SIGNATURE)            /s/ KAY A. BARBER
(NAME AND TITLE)          Kay A. Barber, Vice President -- Finance, Chief Financial Officer
                           and Treasurer (Principal Financial and Accounting Officer)
(DATE)                    April 29, 1996

BY (SIGNATURE)            /s/ KENNETH F. MERRILL
(NAME AND TITLE)          Kenneth F. Merrill, Director
(DATE)                    April 29, 1996

BY (SIGNATURE)            /s/ ROBERT F. NIENHOUSE
(NAME AND TITLE)          Robert F. Nienhouse, Director
(DATE)                    April 29, 1996

BY (SIGNATURE)            /s/ RICHARD G. LAREAU
(NAME AND TITLE)          Richard G. Lareau, Director
(DATE)                    April 29, 1996

BY (SIGNATURE)            /s/ PAUL G. MILLER
(NAME AND TITLE)          Paul G. Miller, Director
(DATE)                    April 29, 1996

BY (SIGNATURE)            /s/ RICK R. ATTERBURY
(NAME AND TITLE)          Rick R. Atterbury, Director
(DATE)                    April 29, 1996
BY (SIGNATURE)
(NAME AND TITLE)          Ronald N. Hoge, Director
(DATE)                    April 29, 1996

BY (SIGNATURE)            /s/ JAMES R. CAMPBELL
(NAME AND TITLE)          James R. Campbell, Director
(DATE)                    April 29, 1996

BY (SIGNATURE)            /s/ FREDERICK W. KANNER
(NAME AND TITLE)          Frederick W. Kanner, Director
(DATE)                    April 29, 1996

                              MERRILL CORPORATION
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                     FOR FISCAL YEAR ENDED JANUARY 31, 1995

 ITEM NO.                       DESCRIPTION                                       METHOD OF FILING
- -----------  --------------------------------------------------  --------------------------------------------------
       3.1   Articles of Incorporation of the Company            Incorporated by reference to Exhibit 3.1 to the
                                                                  Company's Registration Statement on Form S-1
                                                                  (File No. 33-4062)
       3.2   Amendments to Articles of Incorporation as of June  Incorporated by reference to Exhibit 3.2 to the
              20, 1986 and March 27, 1987                         Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1987
       3.3   Restated Bylaws of the Company                      Incorporated by reference to Exhibit 3.3 to the
                                                                  Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1990
      10.1   1985 Incentive Stock Option Plan                    Incorporated by reference to Exhibit 10.2 to the
                                                                  Company's Registration Statement on Form S-1
                                                                  (File No. 33-4062)
      10.2   Employment Agreement between Rick R. Atterbury and  Incorporated by reference to Exhibit 10.2 to the
              the Company, dated as of February 1, 1987, as       Company's Annual Report on Form 10-K for the
              amended                                             fiscal year ended January 31, 1991
      10.3   Amendment to Employment Agreement between Rick R.   Incorporated by reference to Exhibit 10.3 to the
              Atterbury and the Company, dated as of April 29,    Company's Annual Report on Form 10-K for the
              1994.                                               fiscal year ended January 31, 1994
      10.4   Facilities Lease dated October 1, 1985 between the  Incorporated by reference to Exhibit 10.17 to the
              Port Authority of the City of Saint Paul as         Company's Registration Statement on Form S-1
              lessor and the Company as lessee                    (File No. 33-4062)
      10.5   Land Lease dated October 1, 1985 between the Port   Incorporated by reference to Exhibit 10.18 to the
              Authority of the City of Saint Paul as lessor and   Company's Registration Statement on Form S-1
              the Company as lessee                               (File No. 33-4062)
      10.6   Restated and Amended Revolving Credit Agreement     Incorporated by reference to Exhibit 10.6 to the
              dated as of June 20, 1994 between First Bank,       Company's Annual Report on Form 10-K for the
              N.A. and the Company                                fiscal year ended January 31, 1995
      10.7   First Amendment to Restated and Amended Revolving   Incorporated by reference to Exhibit 10.7 to the
              Credit Agreement dated as of September 28, 1994     Company's Annual Report on Form 10-K for the
              between First Bank, N.A. and the Company.           fiscal year ended January 31, 1995
      10.8   Second Amendment to Restated and Amended Revolving  Incorporated by reference to Exhibit 10.8 to the
              Credit Agreement dated as of April 20, 1995         Company's Annual Report on Form 10-K for the
              between First Bank, N.A. and the Company.           fiscal year ended January 31, 1995
      10.9   Third Amendment to Restated and Amended Revolving   Filed herewith electronically
              Credit Agreement dated as of August 29, 1995
              between First Bank, N.A. and the Company

 ITEM NO.                       DESCRIPTION                                       METHOD OF FILING
- -----------  --------------------------------------------------  --------------------------------------------------
      10.10  Fourth Amendment to Restated and Amended Revolving  Filed herewith electronically
              Credit Agreement dated as of February 29, 1996
              between First Bank, N.A. and the Company
      10.11  Fifth Amendment to Restated and Amended Revolving   Filed herewith electronically
              Credit Agreement dated as of April 12, 1996
              between First Bank, N.A. and the Company
      10.12  1987 Omnibus Stock Plan, as amended                 Incorporated by reference to Exhibit 10.14 to the
                                                                  Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1991
      10.13  Employment Agreement between John Castro and the    Incorporated by reference to Exhibit 10 to the
              Company dated as of February 1, 1989                Company's Quarterly Report on Form 10-Q for the
                                                                  fiscal quarter ended April 30, 1989
      10.14  Amendment to Employment Agreement between John      Incorporated by reference to Exhibit 10.9 to the
              Castro and the Company dated as of April 29,        Company's Annual Report on Form 10-K for the
              1994.                                               fiscal year ended January 31, 1994
      10.15  1993 Incentive Stock Plan, as amended               Incorporated by reference to Exhibit 10.12 to the
                                                                  Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1995
      10.16  Option Agreement dated as of July 1, 1991 between   Incorporated by reference to Exhibit 10.9 to the
              Ronald N. Hoge and the Company                      Company's Annual Report on Form 10-K for the
                                                                  fiscal year ended January 31, 1993
      10.17  Asset Purchase Agreement, dated as of December 31,  Incorporated by reference to Exhibit 2.1 to the
              1993 among the Company, Merrill Acquisition         Company's Current Report on Form 8-K dated
              Corporation, May Printing Company and               December 31, 1993.
              Shareholders of May Printing Company.
      10.18  Loan Agreement, dated as of July 1, 1990 between    Incorporated by reference to Exhibit 10.13 to the
              May Printing Company and Minnesota Agricultural     Company's Annual Report on Form 10-K for the
              and Economic Development Board, amended as of       fiscal year ended January 31, 1994
              December 31, 1993.
      10.19  Guaranty of Loan Obligations of May Printing        Incorporated by reference to Exhibit 10.14 to the
              Company by the Company in favor of Minnesota        Company's Annual Report on Form 10-K for the
              Agricultural and Economic Development Board,        fiscal year ended January 31, 1994
              dated as of December 31, 1993.
      10.20  Guaranty Agreement of the obligations of Merrill    Incorporated by reference to Exhibit 10.15 to the
              Acquisition Corporation by the Company in favor     Company's Annual Report on Form 10-K for the
              of May Printing Company, and Thomas May and James   fiscal year ended January 31, 1994
              Scott May, dated as of December 31, 1993.
      10.21  Stock Purchase Agreement, dated March 28, 1996, by  Incorporated by reference to Exhibit 2.1 to the
              and among the Company and the Shareholders of FMC   Company's Current Report on Form 8-K dated April
              Resource Management Corporation                     15, 1996

 ITEM NO.                       DESCRIPTION                                       METHOD OF FILING
- -----------  --------------------------------------------------  --------------------------------------------------
      10.22  Asset Purchase Agreement, dated April 15, 1996, by  Filed herewith electronically and among the Company, Merrill/New York Company
              and The Corporate Printing Company, Inc., CPC
              Communications, Inc., CPC Reprographics, Inc.,
              The Corporate Printing Company International,
              Ltd., CP International Holdings, Inc., CPC
              Management Services, Inc., The Corporate Printing
              Company International SNC, The Corporate Printing
              Company International PTE Ltd., Oakland
              Composition Limited Partnership, and the
              Shareholders of the above Affiliated Companies.
              (Omitted from this Agreement, as filed, are the
              exhibits listed in the "List of Exhibits"
              included at the beginning of the Agreement. The
              Company will furnish supplementally a copy of any
              such omitted exhibits to the Commission upon
              request.)
      11.1   Computation of per share earnings                   Filed herewith electronically
      13.1   Portions of Annual Report to Shareholders           Filed herewith electronically
      21.1   Subsidiaries of the Company                         Filed herewith electronically
      23.1   Consent of Independent Accountants                  Filed herewith electronically
      27.1   Financial Data Schedule                             Filed herewith electronically