Form 10-Q
period 1996-04-30
MERRILL CORP
filed 1996-06-14
CIK 790406

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

     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on June 10, 1996 was 7,890,083.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Included herein is the following unaudited financial information:

       Consolidated  Balance Sheets as of April  30, 1996 and January 31,
       1996.

       Consolidated Statements of Operations for the three-month periods ended April 30, 1996 and 1995.

       Consolidated Statements of Cash Flows for the three-month periods ended April 30, 1996 and 1995.

       Notes to Consolidated Financial Statements.

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                        APRIL 30,   JANUARY 31,
                                                                                          1996         1996
                                                                                       -----------  -----------
Current assets
  Cash and cash equivalents..........................................................  $       468  $    12,074
  Trade receivables, less allowance for doubtful accounts of $3,638 and $3,545,
   respectively......................................................................       76,328       48,566
  Work in process inventories........................................................       26,784       10,898
  Other inventories..................................................................        2,456        5,235
  Other current assets...............................................................        4,666        2,463
                                                                                       -----------  -----------
    Total current assets.............................................................      110,702       79,236
Property, plant and equipment, net...................................................       38,313       31,681
Goodwill, net........................................................................       31,720       10,528
Other assets, net....................................................................        6,157        4,076
                                                                                       -----------  -----------
    Total assets.....................................................................  $   186,892  $   125,521
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable, bank.................................................................  $    43,800  $     6,000
  Current maturities of long-term debt...............................................        1,118          770
  Current maturities of capital lease obligations....................................          161          538
  Accounts payable...................................................................       25,596       17,598
  Accrued expenses...................................................................       15,622       14,951
  Income taxes payable...............................................................        4,827
                                                                                       -----------  -----------
    Total current liabilities........................................................       91,124       39,857
Long-term debt, net of current maturities............................................        9,135        4,525
Capital lease obligations, net of current maturities.................................        2,060        1,929
Other liabilities....................................................................        2,709        1,476
                                                                                       -----------  -----------
    Total liabilities................................................................      105,028       47,787
                                                                                       -----------  -----------
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 7,876,933 shares and
   7,855,783 shares, respectively, issued and outstanding............................           79           78
  Undesignated stock: 500,000 shares authorized; no shares issued....................
  Additional paid-in capital.........................................................       16,437       16,324
  Retained earnings..................................................................       65,348       61,332
                                                                                       -----------  -----------
    Total shareholders' equity.......................................................       81,864       77,734
                                                                                       -----------  -----------
    Total liabilities and shareholders' equity.......................................  $   186,892  $   125,521
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        APRIL 30
                                                                                  --------------------
                                                                                    1996       1995
                                                                                  ---------  ---------
Revenues........................................................................  $  71,200  $  57,432
Cost of revenues................................................................     46,030     38,816
                                                                                  ---------  ---------
  Gross profit..................................................................     25,170     18,616
Selling, general and administrative expenses....................................     17,509     14,932
                                                                                  ---------  ---------
  Operating income..............................................................      7,661      3,684
Interest expense................................................................       (221)      (212)
Other income....................................................................        140        134
                                                                                  ---------  ---------
  Income before provision for income taxes......................................      7,580      3,606
Provision for income taxes......................................................      3,335      1,530
                                                                                  ---------  ---------
  Net income....................................................................  $   4,245  $   2,076
                                                                                  ---------  ---------
                                                                                  ---------  ---------
Net income per common and common equivalent share:
  Primary.......................................................................      $ .54      $ .26
                                                                                  ---------  ---------
                                                                                  ---------  ---------
  Fully diluted.................................................................      $ .52      $ .26
                                                                                  ---------  ---------
                                                                                  ---------  ---------
Dividends per common share......................................................      $ .03      $ .03
                                                                                  ---------  ---------
                                                                                  ---------  ---------

Weighted average number of common and common equivalent shares outstanding:
  Primary.......................................................................  7,933,251  7,903,269
                                                                                  ---------  ---------
                                                                                  ---------  ---------
  Fully diluted.................................................................  8,104,958  7,902,790
                                                                                  ---------  ---------
                                                                                  ---------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 APRIL 30
                                                                                           --------------------
                                                                                             1996       1995
                                                                                           ---------  ---------
Operating activities
  Net income.............................................................................  $   4,245  $   2,076
  Adjustments to reconcile net income to net cash used in operating activities
    Depreciation and amortization........................................................      2,495      2,380
    Amortization of intangibles..........................................................        303        287
    Provision for losses on trade receivables............................................         93        372
    Tax benefit realized upon exercise of stock options..................................         88
    Deferred compensation................................................................       (268)      (849)
    Changes in operating assets and liabilities
      Trade receivables..................................................................     (9,029)    (8,454)
      Work in process inventories........................................................    (12,233)    (4,433)
      Other inventories..................................................................      4,514       (329)
      Other current assets...............................................................        248         43
      Accounts payable...................................................................      1,498      2,794
      Accrued expenses...................................................................     (2,689)      (167)
      Accrued and deferred income taxes..................................................      2,830        457
                                                                                           ---------  ---------
        Net cash used in operating activities............................................     (7,905)    (5,823)
                                                                                           ---------  ---------
Investing activities
  Business acquisitions, net of cash acquired............................................    (24,805)
  Purchase of property, plant and equipment..............................................     (2,078)    (1,807)
  Other, net.............................................................................       (433)        34
                                                                                           ---------  ---------
        Net cash used in investing activities............................................    (27,316)    (1,773)
                                                                                           ---------  ---------
Financing activities
  Borrowings on note payable to bank.....................................................     60,675
  Repayments on note payable to bank.....................................................    (22,875)
  Principal payments on long-term debt and capital lease obligations.....................    (13,982)      (152)
  Dividends paid.........................................................................       (236)      (229)
  Other equity transactions, net.........................................................         33       (114)
                                                                                           ---------  ---------
        Net cash provided by (used in) financing activities..............................     23,615       (495)
                                                                                           ---------  ---------
Decrease in cash and cash equivalents....................................................    (11,606)    (8,091)
Cash and cash equivalents, beginning of period...........................................     12,074      9,967
                                                                                           ---------  ---------
Cash and cash equivalents, end of period.................................................  $     468  $   1,876
                                                                                           ---------  ---------
                                                                                           ---------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of April 30, 1996 and for the periods ended April 30, 1996 and 1995 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

2.  BUSINESS ACQUISITIONS

    On April 15, 1996, the Company purchased substantially all of the operating assets and assumed certain liabilities of The Corporate Printing Company, Inc. and Affiliated Group (CPC) for approximately $22.6 million in cash. The purchase price is subject to reductions equal to the amount that certain liabilities, as determined in the agreement, of CPC as of January 31, 1996, exceed $10 million, and by the amount that CPC's book value of assets as of January 31, 1996, less liabilities assumed by the Company is less than $13.2 million. The purchase price is also subject to reductions for the collection of certain accounts receivables, net losses of CPC for the period January 1, 1996 through April 15, 1996 and expenses incurred with closing certain foreign offices of CPC. The purchase price may be increased by 11% of CPC's affiliated Subchapter S corporations' net income for the period February 1, 1996 to April 15, 1996. The Company did not purchase any assets relating to CPC's pressroom and shipping businesses. The agreement calls for additional contingent consideration, not to exceed $12 million, based on the increase average stock price, as defined in the agreement, of the Company's common stock through April 15, 2001. The Company also entered into a five year non-compete agreement with CPC's principal shareholder that requires payments totalling $3.4 million. The principal shareholder is also entitled to an additional $500,000 annually, through March 31, 2001, if certain printing business is maintained by a specified customer. The acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired approximated $15.3 million and is being amortized using the straight-line method over 15 years.

    On March 28, 1996, the Company purchased all of the outstanding common stock of FMC Resource Management Corporation for $5.4 million in cash and a promissory note for $2.0 million. The agreement calls for additional contingent consideration, not to exceed $4 million, based on annual gross profits through January 31, 2001 as defined in the agreement. The acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired approximated $6.0 million and is being amortized using the straight-line method over 15 years.

    The Company has determined that it is impracticable at this time to provide the pro forma financial information required under applicable Securities and Exchange Commission rules and regulations. The Company will file the required pro forma financial information in an amendment to the Form 8-K filed on April 15, 1996 as listed in Part II, Item 6, of the Company's April 30, 1996 Form 10-Q.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

3.  FINANCIAL AGREEMENT

    The Company amended its revolving credit agreement during the first quarter of fiscal year 1997. The agreement provides for an unsecured bank line of credit through May 31, 1997. Amounts available for borrowing under the amended agreement were increased from $15 million to $60 million. Under the amended agreement, the Company has the option to borrow at the bank's reference rate (8.25% at April 30, 1996), at 1.0% above the London Interbank Offered Rate or at 1.0% above a certificate of deposit based rate. The Company is required to pay a commitment fee of 0.25% on the unused portion of the line. The amended revolving credit agreement includes various covenants, including the maintenance of minimum tangible net worth and limitations on the amounts of certain transactions without the approval of the bank.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute 'forward-looking' statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such 'forward-looking' statements involve known and unknown risks, uncertainties, or achievements of the Company which may cause actual results to be materially different from any future results, performance, or achievements expressed or implied by such 'forward-looking' statements. These risks and uncertainties include, but are not limited to, the effect of economic and financial market conditions, government security reporting regulations, paper costs and the integration and performance of recent acquisitions.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenue of certain items in the Company's statements of operations for the three-month periods ended April 30, 1996 and 1995, and the percentage change in such items between the two periods.

                                                                                                      PERCENTAGE
                                                                                                        DOLLAR
                                                                                     PERCENTAGE          INC.
                                                                                     OF REVENUE         (DEC.)
                                                                                  ----------------     1996 VS.
                                                                                   1996      1995        1995
                                                                                  ------    ------    ----------
Revenues
  Financial.....................................................................   33.3%     25.8%        60%
  Corporate.....................................................................   30.1      38.2         (2)
  Commercial and other..........................................................   24.2      21.9         37
  Document management services..................................................   12.4      14.1          9
                                                                                  ------    ------
    Total revenues..............................................................  100.0     100.0         24
Cost of revenues................................................................   64.6      67.6         19
                                                                                  ------    ------
    Gross profit................................................................   35.4      32.4         35
Selling, general and administrative expenses....................................   24.6      26.0         17
                                                                                  ------    ------
    Operating income............................................................   10.8       6.4        108
Interest expense................................................................   (0.3)     (0.4)         4
Other income....................................................................    0.2       0.3          4
                                                                                  ------    ------
    Income before provision for income taxes....................................   10.7       6.3        110
Provision for income taxes......................................................    4.7       2.7        118
                                                                                  ------    ------
    Net income..................................................................    6.0%      3.6%       104
                                                                                  ------    ------
                                                                                  ------    ------

    REVENUES. Revenues for the first quarter of fiscal year 1997 increased 24%. Financial revenue increased approximately 60% compared to the same period one year ago and reflects the continued growth of financial market transactions which the Company began to experience during the last half of fiscal year 1996. The increase in Commercial revenue of approximately 37% was due to the result of election-related printing revenue generated during the first quarter of fiscal year 1997 and the maturation of national client relationships and revenues from our Merrill/May operation. Document management service revenue increased 9% over the same period one year ago, but as a percent of total revenue, remained relatively consistent with previous fiscal year 1996 quarter results. Corporate revenue for the first quarter of fiscal year 1997 experienced a slight decrease when compared to similar amounts one year ago and is believed to be the result of timing of certain projects which we expect to increase during the remainder of the year. The increase in revenue for the first quarter of fiscal year 1997 was not materially impacted by the recent acquisitions of FMC Resource Management Corporation (FMC) and Corporate Printing Company (CPC) since these transactions closed during the latter part of the first quarter.

    GROSS PROFITS. Gross profits for the quarter increased 35% from amounts generated during the first quarter of fiscal year 1996. The increase was principally a result of the strong Financial category revenue growth which typically realizes higher margins as compared to other category revenue and by operational efficiencies at the Company's central typesetting facility due to the increase in volume of Financial activity.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased during the first quarter of fiscal year 1997 compared to the first quarter of fiscal year 1996. The increase is attributed to the continued expansion of the Company's sales and marketing efforts particularly at Merrill/May. Selling, general and administrative expenses, as a percent of revenue, decreased slightly during the first quarter of fiscal year 1997, when compared to the same period one year ago, which reflects the fixed nature of certain of these expenses.

    PROVISION FOR INCOME TAXES. The effective income tax rate in the current quarter, which reflects the estimated effective rate for fiscal year 1997, was 44.0% compared to 42.4% a year ago. The increase in the effective rate is a result of increased non-deductible business entertainment expenses being incurred in conjunction with the Company's expanded selling and marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at April 30, 1996 decreased to $19.6 million from $39.4 million at January 31, 1996, reflecting the impact of the FMC and CPC acquisitions during the first quarter. (See Note 2) These acquisitions were principally financed by the Company's revolving credit agreement which was amended during the quarter. Under the amended revolving credit agreement which expires in May of 1997, the amount available for borrowing were increased from $15 million to $60 million. The amount outstanding under the revolving credit agreement at April 30, 1996, was $43.8 million compared to $6 million at January 31, 1996. The increase in sales activity during the quarter as compared to sales activity during the fourth quarter of fiscal year 1996 partially offset the financial impact of the acquisitions. The increase in sales activity and timing of the acquisitions late in the quarter resulted in a corresponding increase in trade receivables of $9.0 million and $12.2 million in work-in-progress inventories at April 30, 1996. Capital expenditures for the quarter approximated $2.1 million and were principally for production equipment. Cash and cash equivalents decreased by $11.6 million during the quarter.

NEW ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company intends to follow the option that permits companies to apply current accounting standards for stock-based employee compensation. Effective with fiscal year-end 1997 reporting, the Company will disclose pro forma net income and net income per share amounts as if Statement No. 123 were applied.

                         PART II. -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       11.  Schedule of Computation of Per Share Earnings

    (b) Reports on Form 8-K

        A Form 8-K, dated March 29, 1996, was filed during the first quarter of the fiscal year ended January 31, 1997 relating to the FMC Resource Management Corporation acquisition. This Form 8-K was subsequently amended on June 10, 1996.

        A Form 8-K, dated April 15, 1996, was filed during the first quarter of the fiscal year ended January 31, 1997 relating to the Corporate Printing Company, Inc. and Affiliated Group's acquisition.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    June 14, 1996

BY (SIGNATURE)            /s/ Kay A. Barber
(NAME AND TITLE)          Kay A. Barber, Chief Financial Officer
(DATE)                    June 14, 1996

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