Form 10-Q
period 1996-07-31
MERRILL CORP
filed 1996-09-16
CIK 790406

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

            FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on September 13, 1996 was 7,902,133.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Included herein is the following unaudited financial information:

       Consolidated  Balance Sheets as  of July 31,  1996 and January 31,
       1996.

       Consolidated Statements of Operations for the three-month and six-month periods ended July 31, 1996 and 1995.

       Consolidated Statements of Cash Flows for the six-month periods ended July 31, 1996 and 1995.

       Notes to Consolidated Financial Statements.

                              MERRILL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                                                        JULY 31,    JANUARY 31,
                                                                                          1996         1996
                                                                                       -----------  -----------
Current assets
  Cash and cash equivalents..........................................................  $     2,462  $    12,074
  Trade receivables, less allowance for doubtful accounts of $4,881 and $3,545,
   respectively......................................................................       74,659       48,566
  Work in process inventories........................................................       34,887       10,898
  Other inventories..................................................................        2,418        5,235
  Other current assets...............................................................        3,710        2,463
                                                                                       -----------  -----------
    Total current assets.............................................................      118,136       79,236
                                                                                       -----------  -----------
Property, plant and equipment, net...................................................       37,285       31,681
Goodwill, net........................................................................       32,744       10,528
Other assets, net....................................................................        7,981        4,076
                                                                                       -----------  -----------
    Total assets.....................................................................  $   196,146  $   125,521
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable, bank.................................................................  $    52,150  $     6,000
  Current maturities of long-term debt...............................................        1,057          770
  Current maturities of capital lease obligations....................................          242          538
  Accounts payable...................................................................       20,287       17,598
  Accrued expenses...................................................................       21,777       14,951
                                                                                       -----------  -----------
    Total current liabilities........................................................       95,513       39,857
                                                                                       -----------  -----------
Long-term debt, net of current maturities............................................        6,525        4,525
Capital lease obligations, net of current maturities.................................        1,992        1,929
Other liabilities....................................................................        5,045        1,476
                                                                                       -----------  -----------
    Total liabilities................................................................      109,075       47,787
                                                                                       -----------  -----------
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 7,902,133 shares and
   7,855,783 shares, respectively, issued and outstanding............................           79           78
  Undesignated stock: 500,000 shares authorized; no shares issued....................
  Additional paid-in capital.........................................................       17,217       16,324
  Retained earnings..................................................................       69,775       61,332
                                                                                       -----------  -----------
    Total shareholders' equity.......................................................       87,071       77,734
                                                                                       -----------  -----------
    Total liabilities and shareholders' equity.......................................  $   196,146  $   125,521
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                 THREE-MONTHS ENDED            SIX-MONTHS ENDED
                                                                       JULY 31                      JULY 31
                                                              -------------------------     -----------------------
                                                                 1996           1995           1996         1995
                                                              ----------     ----------     ----------   ----------
Revenues....................................................  $   87,569     $   62,703     $  158,769   $  120,135
Cost of revenues............................................      54,878         43,815        100,908       82,631
                                                              ----------     ----------     ----------   ----------
  Gross profit..............................................      32,691         18,888         57,861       37,504
Selling, general and administrative expenses................      23,099         14,039         40,608       28,971
                                                              ----------     ----------     ----------   ----------
  Operating income..........................................       9,592          4,849         17,253        8,533
Interest expense............................................      (1,184)          (234)        (1,405)        (446)
Other income................................................          85            182            225          316
                                                              ----------     ----------     ----------   ----------
  Income before provision for income taxes..................       8,493          4,797         16,073        8,403
Provision for income taxes..................................       3,822          2,083          7,157        3,613
                                                              ----------     ----------     ----------   ----------
  Net income................................................  $    4,671     $    2,714     $    8,916   $    4,790
                                                              ----------     ----------     ----------   ----------
                                                              ----------     ----------     ----------   ----------
Net income per common and common equivalent share:
  Primary...................................................     $.57           $.34          $1.11         $.60
                                                              ----------     ----------     ----------   ----------
                                                              ----------     ----------     ----------   ----------
  Fully diluted.............................................     $.57           $.34          $1.09         $.60
                                                              ----------     ----------     ----------   ----------
                                                              ----------     ----------     ----------   ----------
Dividends per common share..................................     $.03           $.03          $ .06         $.06
                                                              ----------     ----------     ----------   ----------
                                                              ----------     ----------     ----------   ----------

Weighted average number of common and common equivalent
 shares outstanding:
  Primary...................................................   8,214,770      7,967,817      8,067,014    7,935,543
                                                                --------       --------       --------     --------
                                                                --------       --------       --------     --------
  Fully diluted.............................................   8,222,439      7,985,614      8,156,757    7,944,202
                                                                --------       --------       --------     --------
                                                                --------       --------       --------     --------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           SIX-MONTHS ENDED
                                                                                               JULY 31
                                                                                        ----------------------
                                                                                           1996        1995
                                                                                        ----------  ----------
Operating activities
  Net income..........................................................................  $    8,916  $    4,790
  Adjustments to reconcile net income to net cash used in operating activities
    Depreciation and amortization.....................................................       4,918       4,820
    Amortization of intangibles assets................................................         982         553
    Provision for losses on trade receivables.........................................       1,336         610
    Change in deferred compensation...................................................        (573)       (602)
    Changes in operating assets and liabilities
      Trade receivables...............................................................      (8,604)    (12,070)
      Work in process inventories.....................................................     (19,896)     (1,245)
      Other inventories...............................................................       4,552      (2,705)
      Other current assets............................................................        (155)     (1,367)
      Accounts payable................................................................      (3,811)       (211)
      Accrued expenses................................................................       3,465       1,617
      Accrued and deferred income taxes...............................................      (2,095)       (975)
                                                                                        ----------  ----------
        Net cash used in operating activities.........................................     (10,965)     (6,785)
                                                                                        ----------  ----------
Investing activities
  Business acquisitions, net of cash acquired.........................................     (26,902)
  Purchase of property, plant and equipment...........................................      (3,472)     (9,579)
  Other, net..........................................................................        (814)         83
                                                                                        ----------  ----------
        Net cash used in investing activities.........................................     (31,188)     (9,496)
                                                                                        ----------  ----------
Financing activities
  Borrowings on note payable, bank....................................................      93,475      18,000
  Repayments on note payable, bank....................................................     (47,325)    (11,100)
  Principal payments on long-term debt and capital lease obligations..................     (14,030)       (184)
  Dividends paid......................................................................        (473)       (461)
  Tax benefit realized upon exercise of stock options.................................         163         896
  Other equity transactions, net......................................................         731          93
                                                                                        ----------  ----------
        Net cash provided by financing activities.....................................      32,541       7,244
                                                                                        ----------  ----------
Decrease in cash and cash equivalents.................................................      (9,612)     (9,037)
Cash and cash equivalents, beginning of period........................................      12,074       9,967
                                                                                        ----------  ----------
Cash and cash equivalents, end of period..............................................  $    2,462  $      930
                                                                                        ----------  ----------
                                                                                        ----------  ----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES
    The consolidated financial statements as of July 31, 1996 and for the periods ended July 31, 1996 and 1995 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of the allowance for uncollectible trade accounts receivable, sales credits and obsolete inventory.

2.  BUSINESS ACQUISITIONS
    On April 15, 1996, the Company purchased substantially all of the operating assets and assumed certain liabilities of The Corporate Printing Company, Inc. and Affiliated Group (CPC) for approximately $22.6 million in cash. The purchase price is subject to reductions equal to the amount that certain liabilities, as determined in the agreement, of CPC as of January 31, 1996, exceed $10 million, and by the amount that CPC's book value of assets as of January 31, 1996, less liabilities assumed by the Company is less than $13.2 million. The purchase price is also subject to reductions for the collection of certain accounts receivables, net losses of CPC for the period January 1, 1996 through April 15, 1996 and expenses incurred with closing certain foreign offices of CPC. The purchase price is subject to increase by 11% of CPC's affiliated Subchapter S corporations' net income for the period February 1, 1996 to April 15, 1996. The Company did not purchase any assets relating to CPC's pressroom and shipping businesses. The agreement calls for additional contingent consideration, not to exceed $12 million, based on increases in the average stock price, as defined in the agreement, of the Company's common stock through April 15, 2001. The Company also entered into a five-year non-compete agreement with CPC's principal shareholder that requires payments totalling $3.4 million through April 15, 2001. The principal shareholder is also entitled to an additional $500,000 annually, through March 31, 2001, if the Company maintains certain business of a specified customer. The acquisition has been accounted for as a purchase. The allocation of the purchase price and the determination of the excess of the purchase price over the fair market value of the net assets acquired are preliminary as of July 31, 1996. The excess of the purchase price over the estimated fair value of the net tangible and intangible identifiable assets acquired approximated $16.5 million and is being amortized using the straight-line method over 15 years.

    On March 29, 1996, the Company purchased all of the outstanding common stock of FMC Resource Management Corporation for $5.4 million in cash and a promissory note for $2.0 million. The agreement calls for additional contingent consideration, not to exceed $4 million, based on annual gross profits through January 31, 2001, as defined in the agreement. The acquisition has been accounted for as a purchase. The allocation of the purchase price and the determination of the excess of the purchase price over the fair market value of the net assets acquired are preliminary as of July 31, 1996. The excess of the purchase price over the estimated fair value of the net tangible and intangible identifiable assets acquired approximated $6.0 million and is being amortized using the straight-line method over 15 years.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

2.  BUSINESS ACQUISITIONS (CONTINUED)
    Pro forma (unaudited) results for the three-month and six-month periods ended July 31, 1995 as though the acquisitions had been effective at February 1, 1995 are as follows:

                                             THREE-MONTHS ENDED   SIX-MONTHS ENDED
                                                JULY 31, 1995       JULY 31, 1995
                                             -------------------  -----------------
                                                 (IN THOUSANDS EXCEPT PER SHARE
                                                            AMOUNTS)
Revenues...................................      $    81,810         $   158,857
                                                    --------      -----------------
                                                    --------      -----------------
Net Income.................................      $     1,821         $     3,714
                                                    --------      -----------------
                                                    --------      -----------------
Net Income Per Share.......................      $      0.23         $      0.47
                                                    --------      -----------------
                                                    --------      -----------------

3.  FINANCIAL AGREEMENT
    The Company amended its revolving credit agreement during fiscal year 1997. The agreement provides for an unsecured bank line of credit through April 12, 1999. Amounts available for borrowing under the amended agreement were increased from $15 million to $60 million. Under the amended agreement, the Company has the option to borrow at the bank's reference rate, at 1.0% above the London Interbank Offered Rate or at 1.0% above a certificate of deposit based rate. The Company is required to pay a commitment fee of 0.25% on the unused portion of the line. The amended revolving credit agreement includes various covenants, including the maintenance of minimum tangible net worth and limitations on the amounts of certain transactions without the approval of the bank.

4.  SHAREHOLDERS' EQUITY
    In May 1996, shareholders of the Company ratified the Company's 1996 Non-Employee Director Plan (the Plan) whereby 200,000 shares of common stock are reserved for granting of nonstatutory options and awarding common shares as partial payment to non-employee directors who serve on the the Company's Board of Directors. Nonstatutory stock options issued under the Plan are granted at an exercise price not less than 100% of the fair market value of the Company's common stock on the date of grant. Compensation expense is recorded when common stock is awarded as partial payment for the director's annual retainer in an amount approximately equal to the fair market value of the Company's common stock on the date of grant. As of July 31, 1996, nonstatutory options for 18,000 shares and 1,750 shares of common stock were granted.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to revenues of certain items in the Company's consolidated statements of operations for the three-month and six-month periods ended July 31, 1996 and 1995, and the percentage change in such items between the periods.

                                                    THREE-MONTHS ENDED JULY 31,                 SIX-MONTHS ENDED JULY 31,
                                               -------------------------------------     ----------------------------------------
                                                                         PERCENTAGE                                   PERCENTAGE
                                                                          INCREASE                                     INCREASE
                                                    PERCENTAGE           (DECREASE)             PERCENTAGE            (DECREASE)
                                                    OF REVENUES          -----------           OF REVENUES            -----------
                                               ---------------------      1996 VS.       ------------------------      1996 VS.
                                                 1996         1995          1995           1996            1995          1995
                                               --------     --------     -----------     --------        --------     -----------
Revenues
  Financial..................................     38.4%        32.7%             64%        36.1%           29.5%             62%
  Corporate..................................     31.9         32.2              38         31.1            35.0              17
  Commercial and Other.......................     18.6         22.3              16         21.1            22.1              26
  Document Management Services...............     11.1         12.8              22         11.7            13.4              15
                                               --------     --------                     --------        --------
    Total revenues...........................    100.0        100.0              40        100.0           100.0              32
Cost of revenues.............................     62.7         69.9              25         63.6            68.8              22
                                               --------     --------                     --------        --------
    Gross profit.............................     37.3         30.1              73         36.4            31.2              54
Selling, general and administrative
 expenses....................................     26.3         22.4              65         25.5            24.1              40
                                               --------     --------                     --------        --------
    Operating income.........................     11.0          7.7              98         10.9             7.1             102
Interest expense.............................     (1.4)        (0.4)            406          (.9)           (0.4)            215
Other income.................................    --             0.3             (53)          .1             0.3             (29)
                                               --------     --------                     --------        --------
    Income before taxes......................      9.6          7.6              77         10.1             7.0              91
Provision for income taxes...................      4.3          3.3              83          4.5             3.0              98
                                               --------     --------                     --------        --------
    Net income...............................      5.3%         4.3%             72          5.6%            4.0%             86
                                               --------     --------                     --------        --------
                                               --------     --------                     --------        --------

    REVENUES. Revenues for the second quarter of fiscal year 1997 and the six-month period ended July 31, 1996, increased 40% and 32% respectively, when compared to the corresponding periods in the previous year. These increases reflect general growth in all of the Company's revenue categories and the impact of the first full quarter of operating activity of recently acquired FMC Resource Management Corporation (FMC) and the Corporate Printing Company, Inc.
(CPC). Financial revenue increased 64% for the current quarter and 62% for the current six-month period when compared to the same periods a year ago. The increase in Financial revenue reflects continued growth of financial market transactions which the Company began to experience during the last half of fiscal year 1996 and the inclusion of a full quarter of CPC related operating activities. The increase in Corporate revenue of 38% for the current quarter and 17% for the current six-month period, when compared to the same periods a year ago, is attributed to strong corporate compliance work during the first half of fiscal year 1997, continued demand for EDGAR services and additional market share contributed by CPC's fund clients. Commercial and Other revenue increased for both of the current periods reflecting increased revenues from election-related printing activities and revenue generated by FMC. Document Management Services revenue for the current quarter and the six-month period ended July 31, 1996 increased 22% and 15%, respectively, when compared to the same periods a year ago. The increase in revenue reflects a 37% increase in Document Service Center revenue during the first two quarters of fiscal year 1997 when compared to the same period in fiscal year 1996. This growth was offset by less than anticipated growth in the transactional reprographics and imaging services.

    GROSS PROFIT. Gross profit increased as a percentage of revenue for both the current quarter and the six-month period. The increase was primarily a result of strong Financial category activity which increased utilization of our central typesetting facility resulting in improved margins.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. During the current quarter, selling, general and administrative expenses increased as a percent of revenue, when compared to the same period one year ago, resulting in an overall increase of selling, general and administrative expenses as a percent of revenue for the six-month period ended July 31, 1996. This increase is attributable to higher costs associated with the Company's continued expansion of selling and marketing activities and integration costs associated with the CPC and FMC acquisitions.

    PROVISION FOR INCOME TAXES. The effective income tax rate was 45% during the current quarter and 44.5% for the current six-month period. This compares to an effective income tax rate of 43.4% for the second quarter a year ago and 43% for the six-month period ended July 31, 1995. The increase in the effective rates is a result of increased non-deductible business entertainment expenses being incurred in conjunction with increased Financial category activity. The tax rate for the current six-month period represents the estimated effective tax rate for fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at July 31, 1996 decreased to $22.6 million from $39.4 million at January 31, 1996, and is primarily the result of financing the fiscal year 1997 first quarter acquisitions of FMC and CPC with the Company's revolving credit agreement. Amounts outstanding under the revolving credit agreement approximated $52 million at July 31, 1996 compared to $6 million on January 31, 1996. The Company is currently in the process of obtaining long term financing to replace acquisition-related borrowings under the revolving credit agreement. There are no assurances that long term financing can be completed given the uncertainty of financial markets. Strong operating results for the six-month period ended July 31, 1996 have partially offset the decrease in working capital resulting from the financing impact of the acquisitions. Increased revenue during the current periods and continued demand for Company products and services have resulted in an increase in July 31, 1996 accounts receivable and work-in-process inventory balances of $26.1 million and $24.0 million, respectively, when compared to corresponding balances at January 31, 1996. Capital expenditures for the six-month period ended July 31, 1996 approximated $3.5 million and primarily related to reprographic and computer based production equipment. Cash and cash equivalents decreased by approximately $9.6 million during the six-month period ended July 31, 1996.

NEW ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation." This statement established financial accounting and reporting standards for stock-based employee compensation plans. The Company intends to follow the option that permits companies to apply current accounting standards for stock-based employee compensation. Effective with fiscal year-end 1997 reporting, the Company will disclose pro forma net income and net income per share amounts as if Statement No. 123 were applied.

                         PART II. -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    On May 21, 1996, the Registrant held its Annual Meeting of Shareholders and elected its Board of Directors, each for a one year term. The vote totals for the election of the Board of Directors were as follows: Rick R. Atterbury received 6,357,933 shares voted for and 4,140 withheld; James R. Campbell received 6,355,501 shares voted for and 6,572 withheld; John W. Castro received 6,358,083 shares voted for and 3,990 withheld; Ronald N. Hoge received 6,358,083 shares voted for and 3,990 withheld; Frederick W. Kanner received 6,357,651 shares voted for and 4,422 withheld; Richard G. Lareau received 5,953,245 shares voted for and 408,828 withheld; Paul G. Miller received 6,357,983 shares voted for and 4,090 withheld; and Robert F. Nienhouse received 6,357,933 shares voted for and 4,140 withheld.

    The shareholders also adopted the Company's 1996 Non-Employee Director Plan by a vote of 4,958,166 shares in favor, 798,921 shares against, and 604,986 shares abstain.

    The shareholders also ratified the selection of Coopers & Lybrand L.L.P. as the independent accountants of the Company by a vote of 6,353,337 shares in favor, 423 shares against, and 8,313 shares abstain.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       11.  Schedule of Computation of Per Share Earnings

    (b) Reports on Form 8-K

        An amendment to Form 8-K, reporting under Item 5 of the acquisition by the Registrant of all of the issued and outstanding capital stock of FMC Resource Management Corporation on March 29, 1996, was filed on June 10, 1996. The Company had previously filed the Form 8-K pursuant to Item 2.

        An amendment to Form 8-K relating to the acquisition by a wholly-owned subsidiary of the Registrant of certain assets and assumption of certain liabilities of The Corporate Printing Company, Inc. on April 15, 1996, was filed on July 1, 1996. This amendment, pursuant to Item 7, included the financial statements of The Corporate Printing Company, Inc. and Affiliated Group (consisting of balance sheets as of December 31, 1995 and 1994 and the related statements of income and retained earnings and cash flows for the years then ended including the accountants' reports thereon.) Also included were unaudited condensed consolidated pro-forma statements of operations for the three-month period ended April 30, 1996 and for the year ended January 31, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    September 13, 1996

BY (SIGNATURE)            /s/ Kay A. Barber
(NAME AND TITLE)          Kay A. Barber, Chief Financial Officer
(DATE)                    September 13, 1996

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