Form 10-Q
period 1996-10-31
MERRILL CORP
filed 1996-12-16
CIK 790406

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

            FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on December 9, 1996 was 7,924,056.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I. -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Included herein is the following financial information:

       Consolidated Balance Sheets as of October 31, 1996 and January 31,
       1996.

       Consolidated Statements of Operations for the three-month and nine-month periods ended October 31, 1996 and 1995.

       Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 1996 and 1995.

       Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                        OCTOBER 31,   JANUARY 31,
                                                                           1996          1996
                                                                        -----------   -----------
                                                                        (UNAUDITED)
Current assets
  Cash and cash equivalents...........................................   $  2,659      $   12,074
  Trade receivables, less allowance for doubtful accounts of $5,457
   and $3,545, respectively...........................................     80,498          48,566
  Work in process inventories.........................................     33,034          10,898
  Other inventories...................................................      5,955           5,235
  Other current assets................................................      8,040           2,463
                                                                        -----------   -----------
    Total current assets..............................................    130,186          79,236
Property, plant and equipment, net....................................     35,358          31,681
Goodwill, net.........................................................     34,556          10,528
Other assets, net.....................................................      5,225           4,076
                                                                        -----------   -----------
    Total assets......................................................   $205,325      $  125,521
                                                                        -----------   -----------
                                                                        -----------   -----------

                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Note payable, bank..................................................   $ 17,750      $    6,000
  Current maturities of long-term debt................................        645             770
  Current maturities of capital lease obligations.....................        492             538
  Accounts payable....................................................     21,809          17,598
  Accrued expenses....................................................     24,354          14,951
                                                                        -----------   -----------
    Total current liabilities.........................................     65,050          39,857
Long-term debt, net of current maturities.............................     41,380           4,525
Capital lease obligations, net of current maturities..................      1,921           1,929
Other liabilities.....................................................      5,428           1,476
                                                                        -----------   -----------
    Total liabilities.................................................    113,779          47,787
                                                                        -----------   -----------
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized;
   7,920,033 shares and 7,855,783 shares, respectively, issued and
   outstanding........................................................         79              78
  Undesignated stock: 500,000 shares authorized; no shares issued.....
  Additional paid-in capital..........................................     17,552          16,324
  Retained earnings...................................................     73,915          61,332
                                                                        -----------   -----------
    Total shareholders' equity........................................     91,546          77,734
                                                                        -----------   -----------
    Total liabilities and shareholders' equity........................   $205,325      $  125,521
                                                                        -----------   -----------
                                                                        -----------   -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                             OCTOBER 31            OCTOBER 31
                                                                        --------------------  --------------------
                                                                          1996       1995       1996       1995
                                                                        ---------  ---------  ---------  ---------
Revenues..............................................................  $  93,776  $  62,475  $ 252,545  $ 182,610
Cost of revenues......................................................     61,503     41,489    162,411    124,120
                                                                        ---------  ---------  ---------  ---------
  Gross profit........................................................     32,273     20,986     90,134     58,490
Selling, general and administrative expenses..........................     23,296     15,339     63,904     44,310
                                                                        ---------  ---------  ---------  ---------
  Operating income....................................................      8,977      5,647     26,230     14,180
Interest expense......................................................     (1,402)      (315)    (2,807)      (761)
Other income (expense), net...........................................        304         (7)       529        309
                                                                        ---------  ---------  ---------  ---------
  Income before provision for income taxes............................      7,879      5,325     23,952     13,728
Provision for income taxes............................................      3,502      2,290     10,659      5,903
                                                                        ---------  ---------  ---------  ---------
  Net income..........................................................  $   4,377  $   3,035  $  13,293  $   7,825
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net income per common and common equivalent share:
  Primary.............................................................      $ .53      $ .38      $1.64      $ .98
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Fully diluted.......................................................      $ .53      $ .38      $1.62      $ .98
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Dividends per common share............................................      $ .03      $ .03      $ .09      $ .09
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Weighted average number of common and common equivalent shares outstanding:
  Primary.............................................................  8,182,500  7,972,414  8,108,463  7,947,833
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
  Fully diluted.......................................................  8,227,714  7,972,305  8,183,428  7,953,570
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         NINE-MONTHS ENDED
                                                                            OCTOBER 31
                                                                        -------------------
                                                                          1996       1995
                                                                        ---------  --------
Operating activities:
  Net income..........................................................  $  13,293  $  7,825
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization.....................................      7,611     7,240
    Amortization of intangibles assets................................      1,719       821
    Provision for losses on trade receivables.........................      2,611     1,158
    Change in deferred compensation...................................       (354)      490
    Changes in operating assets and liabilities:
      Trade receivables...............................................    (16,021)  (14,517)
      Work in process inventories.....................................    (18,091)   (4,326)
      Other inventories...............................................        814    (1,207)
      Other current assets............................................        731       249
      Accounts payable................................................     (2,297)      394
      Accrued expenses................................................      5,473       756
      Accrued and deferred income taxes...............................     (3,784)   (2,040)
                                                                        ---------  --------
        Net cash used in operating activities.........................     (8,295)   (3,157)
                                                                        ---------  --------
Investing activities:
  Business acquisitions, net of cash acquired.........................    (26,896)
  Purchase of property, plant and equipment...........................     (6,149)  (11,329)
  Other, net..........................................................       (937)     (943)
                                                                        ---------  --------
        Net cash used in investing activities.........................    (33,982)  (12,272)
                                                                        ---------  --------
Financing activities:
  Borrowings on note payable, bank....................................    120,200    36,300
  Repayments on note payable, bank....................................   (108,450)  (28,000)
  Proceeds from issuance of long-term debt............................     35,000
  Principal payments on long-term debt and capital lease
   obligations........................................................    (14,407)     (882)
  Dividends paid......................................................       (710)     (696)
  Tax benefit realized upon exercise of stock options.................        240     1,241
  Other equity transactions, net......................................        989       359
                                                                        ---------  --------
        Net cash provided by financing activities.....................     32,862     8,322
                                                                        ---------  --------
Decrease in cash and cash equivalents.................................     (9,415)   (7,107)
Cash and cash equivalents, beginning of period........................     12,074     9,967
                                                                        ---------  --------
Cash and cash equivalents, end of period..............................  $   2,659  $  2,860
                                                                        ---------  --------
                                                                        ---------  --------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACCOUNTING POLICIES
    The consolidated financial statements as of October 31, 1996 and for the periods ended October 31, 1996 and 1995 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of the allowance for uncollectible trade accounts receivable, sales credits and reserves for unbillable inventory.

2.  BUSINESS ACQUISITIONS
    On April 15, 1996, the Company purchased substantially all of the operating assets and assumed certain liabilities of The Corporate Printing Company, Inc. and Affiliated Group (CPC) for approximately $22.6 million in cash. The purchase price is subject to reductions equal to the amount that certain liabilities, as determined in the agreement, of CPC as of January 31, 1996, exceed $10 million, and by the amount that CPC's book value of assets as of January 31, 1996, less liabilities assumed by the Company is less than $13.2 million. The purchase price is also subject to reductions for the collection of certain accounts receivable balances, net losses of CPC for the period January 1, 1996 through April 15, 1996 and expenses incurred with closing certain foreign offices of CPC. The purchase price is subject to increase by 11% of CPC's affiliated Subchapter S corporations' net income for the period February 1, 1996 through April 15, 1996. The Company did not purchase any assets relating to CPC's pressroom and shipping businesses. The agreement calls for additional contingent consideration, not to exceed $12 million, based on increases in the average stock price, as defined in the agreement, of the Company's common stock through April 15, 2001. The Company also entered into a five-year non-compete agreement with CPC's principal shareholder that requires payments totalling $3.4 million through April 15, 2001. The principal shareholder is also entitled to an additional $500,000 annually, through March 31, 2001, if the Company maintains certain business of a specified customer. The acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair values of the net tangible and intangible identifiable assets acquired, which is preliminary as of October 31, 1996, approximated $19.3 million and is being amortized using the straight-line method over 15 years.

    On March 29, 1996, the Company purchased all of the outstanding common stock of FMC Resource Management Corporation for $5.4 million in cash and a promissory note for $2.0 million. The agreement calls for additional contingent consideration, not to exceed $4 million, based on annual gross profits through January 31, 2001, as defined in the agreement. The acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair values of the net tangible and intangible identifiable assets acquired, which is preliminary as of October 31, 1996, approximated $6.0 million and is being amortized using the straight-line method over 15 years.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

2.  BUSINESS ACQUISITIONS (CONTINUED)
    Pro forma (unaudited) results for the three-month and nine-month periods ended October 31, 1995 as though the acquisitions had been effective at February 1, 1995 are as follows:

                                               THREE-MONTHS          NINE-MONTHS
                                                  ENDED                 ENDED
                                             OCTOBER 31, 1995      OCTOBER 31, 1995
                                            ------------------     ----------------
                                            (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues................................         $79,044               $237,901
                                                --------           ----------------
                                                --------           ----------------
Net income..............................         $ 2,510               $  6,242
                                                --------           ----------------
                                                --------           ----------------
Net income per common and common
 equivalent share.......................         $  0.31               $   0.78
                                                --------           ----------------
                                                --------           ----------------

3.  FINANCIAL AGREEMENT
    On October 25, 1996, the Company privately placed $35 million of Senior Notes (the Notes). The Notes, which bear interest at 7.463%, require semi-annual interest payments through October 25, 1999, at which time, semi-annual principal and interest payments are required through October 25, 2006. The Notes include various covenants, including the maintenance of certain financial ratios and limitations on the amount of certain transactions including the payment of dividends.

    In conjunction with the closing of the Notes, the amount available under the Company's revolving credit agreement was reduced from $60 million to $25 million. On November 25, 1996, the Company replaced its existing revolving credit agreement with a $40 million revolving credit agreement with a group of banks which expires on November 29, 1999. Under the terms of the new agreement, the Company has the option to borrow at one of the bank's reference rate, at 1.0% above the London Interbank Offered Rate or at 1.0% above a certificate of deposit based rate. The Company is required to pay a commitment fee of 0.25% per annum on the unused portion of the line. The new agreement includes various covenants, including the maintenance of minimum tangible net worth and limitations on the amounts of certain transactions including the payments of dividends.

4.  SHAREHOLDERS' EQUITY
    In May 1996, shareholders of the Company ratified the Company's 1996 Non-Employee Director Plan (the Plan) whereby 200,000 shares of common stock are reserved for granting of nonstatutory options and awarding common shares as partial payment to non-employee directors who serve on the the Company's Board of Directors. Nonstatutory stock options issued under the Plan are granted at an exercise price not less than 100% of the fair market value of the Company's common stock on the date of grant. Compensation expense is recorded when common stock is awarded as partial payment for the director's annual retainer in an amount approximately equal to the fair market value of the Company's common stock on the date of grant. As of October 31, 1996, nonstatutory options for 18,000 shares and 1,750 shares of common stock were granted.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to revenues of certain items in the Company's consolidated statements of operations for the three-month and nine-month periods ended October 31, 1996 and 1995, and the percentage change in the dollar value of such items between the periods.

                                                  THREE-MONTHS ENDED OCTOBER 31,       NINE-MONTHS ENDED OCTOBER 31,
                                                 --------------------------------     --------------------------------
                                                                       PERCENTAGE                           PERCENTAGE
                                                                        INCREASE                             INCREASE
                                                    PERCENTAGE         (DECREASE)        PERCENTAGE         (DECREASE)
                                                    OF REVENUES        ----------        OF REVENUES        ----------
                                                 -----------------      1996 VS.      -----------------      1996 VS.
                                                  1996       1995         1995         1996       1995         1995
                                                 ------     ------     ----------     ------     ------     ----------
Revenues
  Financial..................................     40.4%      42.3%         43%         37.7%      33.9%         54%
  Corporate..................................     25.1       24.1          57          28.9       31.3          28
  Commercial and Other.......................     23.3       21.9          60          21.9       22.0          37
  Document Management Services...............     11.2       11.7          43          11.5       12.8          24
                                                 ------     ------                    ------     ------
    Total revenues...........................    100.0      100.0          50         100.0      100.0          38
Cost of revenues.............................     65.6       66.4          48          64.3       68.0          31
                                                 ------     ------                    ------     ------
    Gross profit.............................     34.4       33.6          54          35.7       32.0          54
Selling, general and administrative
 expenses....................................     24.8       24.6          52          25.3       24.3          44
                                                 ------     ------                    ------     ------
    Operating income.........................      9.6        9.0          59          10.4        7.7          25
Interest expense.............................     (1.5)      (0.5)        345          (1.1)      (0.4)        269
Other income.................................       .3       --          --              .2         .2          71
                                                 ------     ------                    ------     ------
    Income before income taxes...............      8.4        8.5          48           9.5        7.5          74
Provision for income taxes...................      3.7        3.7          53           4.2        3.2          81
                                                 ------     ------                    ------     ------
    Net income...............................      4.7%       4.8%         44           5.3%       4.3%         70
                                                 ------     ------                    ------     ------
                                                 ------     ------                    ------     ------

    REVENUES. Revenues for the third quarter of fiscal year 1997 and the nine-month period ended October 31, 1996 increased 50% and 38% respectively, when compared to the corresponding periods during fiscal year 1996. These increases reflect general growth in all of the Company's revenue categories and revenues generated from the fiscal year 1997 acquisitions of The Corporate Printing Company (CPC) and FMC Resource Management Corporation (FMC) operations. Financial revenue increased 43% for the current quarter and 54% for the current nine-month period when compared to the same periods a year ago. The increase in Financial revenue was driven by the fourth consecutive quarter of strong financial market activity and additional revenues generated by CPC operations. The increase in Corporate revenue of 57% for the current quarter and 28% for the nine-month period ended October 31, 1996, when compared to the same periods during fiscal year 1996, reflect strong Fund activity and continued demand for EDGAR services. Commercial and Other revenue increased 60% and 37% for the current quarter and nine-month period respectively, when compared to corresponding periods during fiscal year 1996. This grow is attributed to increased revenues from election-related printing activities and the inclusion of seven months of revenues generated by FMC. Document Management Services revenue increased 43% and 24% for the current quarter and nine-month period, respectively, when compared to the same periods a year ago reflecting strong growth in revenues from document management center services.

    GROSS PROFIT. Gross profit margins for the current third quarter approximated gross profit margins for the same period one year ago which reflected a similar mix of business for both periods. Gross profit margins for the current nine-month period exceeded gross profit margins for the same period in fiscal year 1996 which is attributable to strong Financial category activity during the entire current nine-month period which led to higher margin work mix and increased utilization of the Company's operating resources.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percent of revenue remained relatively stable for the current quarter when compared to the same period a year ago. Selling, general and administrative expenses increased, as a percent of revenue, during the current nine-month period compared to the nine-month period in fiscal year 1996. This increase is attributed to integration costs associated with the CPC and FMC acquisitions, which occurred earlier in fiscal year 1997, and the Company's continued focus on selling and marketing activities.

    PROVISION FOR INCOME TAXES. The effective income tax rate was 44.5% during the current quarter and nine-month periods. This compares to an effective income tax rate of 43.0% for the same periods during fiscal year 1996. The increase in the effective rate is a result of increased non-deductible business entertainment expenses being incurred in conjunction with increased Financial category revenues. The tax rate for the current nine-month period represents the estimated effective tax rate for fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at October 31, 1996 increased to $65.1 million from $39.4 million at January 31, 1996 which reflects the strong operating results the Company has experienced during the past nine months. Increased revenues during the nine month period and continued demand for Company products and services have resulted in increases in October 31, 1996 accounts receivable and work-in-process inventory balances of $31.9 million and $26.5 million, respectively, compared to corresponding balances at January 31, 1996. During the third quarter, the Company completed its long-term financing through a private placement of $35 million of unsecured senior notes. The notes mature in 2006 and bear an annual interest rate of 7.463%. Proceeds from the private placement were used to pay-down acquisition related borrowings under the Company's revolving credit agreement. Subsequent to October 31, 1996, the Company replaced its revolving credit agreement with a $40 million revolving credit agreement which expires on November 29, 1999. Capital expenditures for the nine-month period ended October 31, 1996 approximated $6.1 million and were primarily related to reprographic and computer based production equipment. Cash and cash equivalents decreased by approximately $9.4 million during the nine-month period ended October 31, 1996.

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

                         PART II. -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       10.1 Note Purchase Agreement, dated October 25, 1996

       10.2 Credit Agreement, dated November 25, 1996

       11.  Schedule of Computation of Per Share Earnings

    (b) Reports on Form 8-K

       None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    December 12, 1996

BY (SIGNATURE)            /s/ Kay A. Barber
(NAME AND TITLE)          Kay A. Barber, Chief Financial Officer
(DATE)                    December 12, 1996

                                 EXHIBIT INDEX

 EXHIBIT                                                                                  METHOD OF FILING
---------                                                                         ---------------------------------
  10.1     Note Purchase Agreement, dated October 25, 1996......................      Filed herewith electronically
  10.2     Credit Agreement, dated November 25, 1996............................      Filed herewith electronically
   11.     Schedule of Computation of Per Share Earnings........................      Filed herewith electronically
   27.     Financial Data Schedules.............................................      Filed herewith electronically