Form 10-K
period 1997-01-31
MERRILL CORP
filed 1997-05-01
CIK 790406

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

       (MARK ONE)

           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of April 23, 1997, 7,915,900 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market) excluding outstanding shares owned beneficially by officers and directors, was approximately $142,871,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    This Report does not repeat important information that you can find in selected pages of our Annual Report to Shareholders for the year ended January 31, 1997 (Annual Report) and in our Proxy Statement for our Annual Meeting on May 20, 1997 (Proxy Statement). The SEC allows us to "incorporate by reference" portions of these documents, which means that we can disclose important information to you by referring you to other documents which are legally considered to be a part of this Report. We encourage you to read the referenced pages in the Annual Report and Proxy Statement for a more thorough understanding of our company and business.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I.................................................................................          1

  ITEM 1. BUSINESS.....................................................................          1

  ITEM 2. PROPERTIES...................................................................          8

  ITEM 3. LEGAL PROCEEDINGS............................................................          8

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................          9

PART II................................................................................          9

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........          9

  ITEM 6. SELECTED FINANCIAL DATA......................................................         10

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS...................................................................         10

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................         10

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE...................................................................         10

PART III...............................................................................         10

  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................         10

  ITEM 11. EXECUTIVE COMPENSATION......................................................         10

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............         10

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................         11

PART IV................................................................................         11

  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K............         11

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE......................         13

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS.......................................         14

SIGNATURES.............................................................................         15

EXHIBIT INDEX..........................................................................         16

                                     PART I

ITEM 1.  BUSINESS

(a)  GENERAL DEVELOPMENT OF BUSINESS

    Merrill Corporation provides a full range of typesetting, printing, document management and reproduction, distribution and marketing communication services to financial, legal, funds and corporate markets. Our headquarters are in St. Paul, Minnesota and we have 29 locations in major cities across the United States, including six regional printing plants. In addition, we have distribution operations in St. Cloud, Minnesota and Monroe, Washington. We also service financial and corporate printing clients internationally with joint venture operations in Canada, Europe and Asia, and through arrangements with printing companies in many cities around the world.

    Since February 1, 1996, we have acquired three businesses. On March 29, 1996, we bought FMC Resource Management Corporation (FMC) near Seattle. FMC is a manufacturing, distribution and inventory management business. On April 15, 1996, we purchased selected assets of The Corporate Printing Company, Inc. and its related companies and partnerships (CPC), a New York financial and corporate printer. CPC had offices in New York, Washington, D.C. and Maryland. On February 21, 1997, we bought most of the assets of Roald Marth Learning Systems, Inc. which used the name Superstar Computing (Superstar). Superstar provides computer systems and training to the real estate industry.

    On May 17, 1996, we combined our Canadian financial and corporate business with certain assets of Quebecor Printing, Inc. into a joint venture known as Quebecor Merrill Canada, Inc.

    On October 25, 1996, we sold $35 million of Senior Notes through a private placement. The proceeds were used to reduce our short-term bank line of credit that we had used to finance the FMC and CPC acquisitions earlier in the year.

    On November 25, 1996, we replaced our existing revolving credit agreement with a $40 million revolving credit agreement with a group of banks. The new agreement expires on November 29, 1999.

    Merrill Corporation is a Minnesota corporation that was organized in 1968 under the name "K.F. Merrill Company." Our main offices are at One Merrill Circle, Energy Park, St. Paul, Minnesota 55108, telephone (612) 646-4501.

    Unless it does not make sense in the sentence, when we use "Company," "Merrill," "our" or "we," those terms also include our subsidiaries, Merrill/New York Company, Merrill/Magnus Publishing Corporation, Merrill Corporation, Canada, Merrill/ May, Inc., Merrill International, Inc, Merrill Real Estate Company, FMC Resource Management Corporation and Merrill/ Superstar Computing Company.

(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Since we started in 1968, Merrill's revenues, operating profits and assets have come from one business segment: we have provided document typesetting, printing, management and reproduction, distribution and marketing communication services for the financial, legal, funds and corporate markets. Please refer to pages 12 to 27 of our 1997 Annual Report to Shareholders for more information. That information is part of our disclosure in this Report.

(c)  NARRATIVE DESCRIPTION OF BUSINESS

    We are a document management and services company; we use advanced computer and telecommunication technology to provide a full range of services to our customers. These services include typesetting, printing, electronic document formation, reproduction, facilities management, distribution and marketing communication services. We market these services through the following product sectors: financial, funds, document management services and managed communications.

CATEGORIES OF SERVICE

    We divide our revenue into four groups: Financial, Corporate, Document Management Services and Commercial and Other work. The following table shows the percentage of revenue Merrill has produced in each of those groups for our past three fiscal years:

                              YEAR ENDED JANUARY 31,
                       -------------------------------------
CATEGORY OF SERVICE       1997         1996         1995
---------------------  -----------  -----------  -----------
Financial............       40.6%        36.1%        33.4%
Corporate............       27.6%        29.5%        33.4%
Document Management
 Services............       11.2%        12.9%         9.9%
Commercial and
 Other...............       20.6%        21.5%        23.3%
                           -----        -----        -----
    Total............      100.0%       100.0%       100.0%
                           -----        -----        -----
                           -----        -----        -----

FINANCIAL AND CORPORATE

    GENERAL

    The Financial revenue category includes the production and distribution of time-sensitive, transactional financial documents, such as registration statements, prospectuses and other printed materials that are part of business financings and acquisitions.

    Merrill's Corporate revenue category includes the production and distribution of corporate documents that our clients provide at regular intervals. Corporate revenue includes documents marketed through both our financial and funds product sectors. Some examples are annual and quarterly reports and proxy materials for companies. Other examples are registration statements, compliance and marketing materials for unit investment trusts and mutual funds. We use the same technology and people to provide both Financial and Corporate printing services.

    We are a service-oriented company. The production of financial and corporate documents requires rapid typesetting, printing and electronic conversion services that are available twenty-four hours per day and tailored to the exacting demands of our customers. We receive information directly from our customers in various forms, including typed or handwritten pages, tapes, faxes, disks, modems, Internet-based files, and direct links from customers' computers. The information may come into one of our offices, which will transmit it by fax or direct electronic connection (modem) to our centralized production facilities for processing into a typeset or electronic document. Each document typically goes through many cycles of proofreading and editing. Each version of a document is typeset or converted to an electronic format required by the SEC (EDGAR), and distributed to the people drafting it, including corporate executives, investment bankers, attorneys and accountants. If the drafters are in different cities, the proofs must be delivered simultaneously to different parts of the country.

    Just before the final version of a financial or corporate document is completed, the drafting group will usually meet in one of our conference rooms in our offices. These "in-houses" are one of the most time-critical services that we provide. In-house sessions require the accurate and rapid turnaround of the edited pages and expert knowledge of the documents and filing requirements of the SEC. We also need to provide a comfortable and pleasant environment for the many hours of drafting. After the customers have made their final changes, we quickly prepare an electronic submission for filing through EDGAR. We also create paper copies of the document and exhibits for filing with the SEC and other regulatory authorities. The document is then printed, collated, bound and distributed in booklet form. We can also produce material electronically for distribution via the Internet in PDF or HTML formats (computer coding that makes it possible to look at pages of text on a computer screen).

    "HUB AND SPOKE" NETWORK

    We use computers and telecommunication technology to create a "hub and spoke" network for Merrill's financial and corporate services, linking our typesetting centers in St. Paul and suburban Baltimore (the hubs) with our 22 service facilities in the United States (the spokes). We also have the technology to link the hubs directly to our customers and to our international partners and affiliates.

    CENTRAL COMPUTERIZED PRODUCTION FACILITY. Merrill has computer systems in our central production facility located in St. Paul that work with communication technology and software we have developed. We use computers, communication controllers, text entry and editing stations, laser typesetting equipment, and a number of special purpose computer subsystems for data conversion and information management. Each critical piece of equipment in the system has at least one back-up device. We designed the computer systems to be high-performance, reliable, and secure.

    The concentration of equipment and typesetting personnel in a central facility has been a key Merrill strategy to reduce overhead and labor costs, train people more effectively, and use our resources efficiently. In addition, with the growth of the Company, a second hub in suburban Baltimore has given us regional focus and stronger backup in case of a disaster to the St. Paul hub. We believe we benefit more quickly from new technologies that have decreased costs and improved the quality of our service, since new technologies and methods in the hub facilities immediately benefit the spoke facilities. We also believe that we are better able to allocate our typesetting resources when and where our customers need them.

    NATIONAL COMMUNICATIONS NETWORK. Merrill has a self-contained telecommunications network connecting our service facilities with the hubs. We transmit documents and production control information electronically among our offices. The network consists of digital lines connecting each of our service facilities with the hubs, automated data switching and routing equipment and the software that controls the communications. Designed to operate continuously, the network is highly efficient and reliable. We have back-up service for each section of the network, in case any or all of it fails to operate.

    SERVICE FACILITIES. Merrill staffs service facilities with sales, administrative, customer service, production, duplication and distribution personnel. The service facilities have conference rooms with support staff, office equipment and amenities to give our customers a comfortable work environment in which to meet, write and revise their documents. The service facilities have photo-imaging equipment to produce high quality images using the electronic information received from the hubs. Within minutes of completion, we can transmit documents to one or more service facilities for distribution.

    MERRILLLINK-TM-. We developed the MERRILLLINK system to connect our hubs to other locations through the use of portable printing devices in the client's office or at our smaller sales offices. We can edit typeset pages and provide proof distribution to remote locations throughout the world. MERRILLLINK lets us do business almost anywhere. The system is particularly helpful in our financial work where our customers require a quick turnaround.

    INTERNATIONAL SERVICE. Merrill and Burrups, Ltd., a London-based financial printing company, jointly market international financial transaction business worldwide. Both companies work together to give customers integrated document typesetting, printing and distribution services wherever the document originates or needs to be delivered. Besides London, Burrups has full service facilities in Frankfurt, Luxembourg, Paris, and Tokyo for use in our joint international service.

    We also market and service financial and corporate documents in Canada through a joint venture with Quebecor Printing, Inc., a large commercial printer based in Montreal. Quebecor Merrill Canada, Inc. has full service facilities in Calgary, Montreal, Toronto, and Vancouver.

    We have also established relationships with financial printing companies in thirty-six countries who provide services to us on an "as needed" basis. We have the software and hardware for electronic communications between our production hubs and the international service facilities. With this electronic connection and the MERRILLLINK system, we can transmit high-quality typeset documents for printing and distribution in Europe, Asia, the Middle East, Africa, the Pacific Rim and Latin America without the time delays and costs of air shipment.

    THE JOB CONTROL SYSTEM. We coordinate the activities of our service facilities through our own Job Control System (JCS). This system tracks each document from the time we receive it through production and billing. Information can be sent to and retrieved from the JCS by any service facility and can be immediately read in the hubs. During the production phase, the JCS assigns job numbers and tracks information about the document, such as dates and the times at which proofs are due, style and job specifications, messages regarding the job and last-minute changes. Distribution of drafts is a critical task in the preparation of financial documents, and the JCS simplifies this task. It keeps a current address list for each job, the history of the distribution, and the method of delivery for each proof. We also use the production information collected in the JCS for billing.

    EDGAR

    The SEC now requires public companies or their agents to file most disclosure information in an electronic format through EDGAR, rather than in paper. This electronic format, usually in ASCII, includes additional submission information and coding "tags" embedded in the document. The SEC uses this embedded information to analyze the document and to help the public retrieve these disclosures. EDGAR filings are generally delivered by modem on a telephone line, but may be delivered on magnetic computer tape or by diskette. We convert SEC forms and exhibit documents from standard word processing and other computer formats to the EDGAR format and we then assemble these documents for electronic filing with the SEC.

    Merrill has been involved in all stages of EDGAR's development. We wrote software that enables us to prepare documents in single source files and file the electronic version of financial and corporate documents quickly. "Single source files" mean we make only one set of corrections to alter both the electronic and print files -- reducing the chance of inconsistency. We have a dedicated data line directly to the SEC's computers, which avoids busy signals and other tie-ups. In addition, we have trained our staff extensively to coordinate the preparation of these EDGAR filings. We keep participants informed of EDGAR developments by publishing quarterly Merrill's EDGAR ADVISOR-TM-, a newsletter for distribution to lawyers, corporate executives and other readers. We conduct seminars throughout the country on EDGAR. Customers may call our toll-free EDGAR information line. We also publish a variety of reference materials on EDGAR rules, forms, and procedures.

    We have experienced increased demand for EDGAR filing services in both our financial and corporate categories of services. Many public companies choose not to manage their own EDGAR filings and use outside services to meet EDGAR filing requirements. We believe that our full array of EDGAR services will continue to enhance the need for our other time-sensitive document services.

DOCUMENT MANAGEMENT SERVICES

    Merrill provides comprehensive document management services for our customers. We work both on an ongoing basis, which can include management of the client's entire photocopying, typesetting, imaging and/or mailroom facilities, and on a transactional basis, which includes photocopying and electronic imaging services on an as needed basis.

    We offer comprehensive office photocopying, typesetting and mailroom facility management services to our customers in Document Service Centers (DSCs) within their offices. These services involve providing for a client's document management needs, including on-site employees, equipment and management of the operation.

    We typically enter into three-year agreements with our clients to provide a range of services at their location. We help our customers determine their needs, and provide the equipment, staff, and management to meet those needs. Since most of our DSCs are located in cities where we have our own full-service facilities, we can provide back-up capacity and personnel to our DSC customers as needed.

    The transactional business includes document reproduction for projects that are time-sensitive or otherwise require special service, such as photocopying documents for large litigation matters. We produce the photocopies at our own service facilities or we place photocopying equipment and personnel at the client's office. Document reproduction services require rapid turnaround and availability twenty-four hours per day. Our document reproduction customers typically have several boxes of documents that may be in file folders, stapled or on varying sizes of paper. We take apart, photocopy and reassemble the original documents and copies as instructed by the client. We also provide sequential numbering, binding and imaging services for these documents, if requested. Photocopying projects range from single copies of short documents to very complicated tasks.

    Our full-service facilities include document management equipment and personnel. Each service facility is equipped with high-performance photocopying equipment. We make efficient use of this equipment by performing project photocopying during times when the equipment would otherwise be idle. We also operate document reproduction facilities in Century City (Los Angeles area) and Union, New Jersey.

COMMERCIAL AND OTHER SERVICES

    GENERAL

    The Commercial and Other revenue category includes document services performed by our Merrill/May, Inc. (Merrill/ May) and FMC Resource Management Corporation (FMC) subsidiaries, as well as revenue from the production of other commercial documents, including health care provider directories, price catalogs, insurance industry annual reports, sample ballots, directories, and technical manuals from electronic information supplied by customers. Merrill/May provides custom marketing communication services to corporate customers and demand printing and distribution services designed to promote the corporate identity of large, national customers with multiple franchisees, members, divisions or affiliated organizations, including real estate companies, fast food restaurants, and credit card companies. FMC provides manufacturing, distribution, and inventory management services of marketing items for large, geographically diverse companies, such as department stores.

    MANAGED MARKETING COMMUNICATIONS

    We provide demand printing and distribution of "corporate identity" materials -- brochures, business cards, even clothing that carries the distinctive marks and symbols of those corporations. We call this managed marketing communications. Merrill/ May's customers are usually large, national customers with multiple franchisees, members, divisions or affiliated organizations (member organizations).

    Like Merrill/May, FMC provides manufacturing, distribution, and inventory management services, such as commercial printing, business forms, digital printing, display items, collateral materials, (i.e. hangers, pricetags, and point of purchase signage), and gift certificates for large companies with multiple locations and departments that are seeking consistency throughout the organization.

    Merrill/May can produce multi-color, highly technical, commercial quality printed materials. We develop, produce, and prepare a catalog of the printed products, which includes other promotional merchandise produced by third parties. We also distribute the client-specific catalogs to the client's member organizations. To our real estate customers, we also offer computer training and technology services.

    Merrill/May develops direct relationships with the individual member organizations, which are often independently owned and operated and make their own print purchasing decisions. We use a sophisticated order entry system, including a large inbound telemarketing staff, to receive and process orders. A member organization or an individual can place an order by mail, fax or toll free number. Our customer service representative processing the order will have access to the client's purchase history (if an existing client) and can suggest reordering certain items, cross-sell complementary items or alert the client to current specials. Merrill/ May accepts major credit cards and payment is typically made upon placing the order.

    We produce printed materials in large quantities, which we warehouse pending receipt of an order. Products ordered from a catalog typically require additional "personalizing" for the ordering member organization. They are checked for quality, packaged and shipped. Promotional merchandise (point of purchase, advertising specialty, premiums and incentives) included in a catalog that are produced by third parties are generally shipped directly by the manufacturer to the ordering member organization. Merrill/May uses a materials handling system with automated handling, order consolidation and shipping. Most orders are filled within four days of receipt.

    Our centralized production and fulfillment benefits both the national account client and its member organizations. The national account client can control the use of its trademarks and enjoy the economies of mass production. The members, the ultimate consumers of Merrill/May's services, receive quality products, fast delivery and prices that we believe are competitive with prices charged by local print shops.

    Merrill/May's customers are located in all fifty states and Canada, with limited shipments to Mexico, Puerto Rico, Australia, New Zealand, France and England.

    Merrill/May also provides custom marketing communications and publishing services, primarily to financial services companies, media organizations, retailers and the health care industry. The types of custom publications we produce include magazines, tabloids, newsletters, booklets and catalogs used by customers for their marketing purposes. We work with customers in the design, editorial content and lists for these publications. We typeset, print and mail the publications. Most often, we operate on annual contracts for this work.

    Our commercial typesetting business provides full document services, including camera, pre-press and printing services for one- or multi-color publications. These commercial printing projects, like financial and corporate printing, require a high level of attention to detail, quick turnaround times, and responsive customer service. We believe that offering a high level of specialty service is a competitive advantage in certain niches of the commercial printing business.

PRINTING SERVICES

    We currently operate printing plants in St. Paul, Los Angeles, Chicago, Dallas and New Jersey. We have found it advantageous to operate printing presses at these locations to service our financial printing customers, and service a portion of our recurring corporate and commercial printing business. Corporate and commercial printing is generally more predictable in volume and less time-sensitive in nature than financial printing. Because we use the presses for both types of printing, we retain the flexibility to meet the immediate demands of financial printing.

    In all markets, we have identified several printers capable of meeting our production needs on an "as required" basis. We use associated printers when we need additional capacity in markets where we do not own presses, when special printing equipment is needed, or when we have overflow work. We generally select associated printers on a job-by-job basis, based upon considerations of price, availability and suitability of press equipment.

    We also operate a printing plant in St. Cloud, Minnesota, for our specialized color printing services. SEE BUSINESS -- COMMERCIAL AND OTHER SERVICES -- MANAGED MARKETING COMMUNICATIONS ABOVE.

MARKETING AND CUSTOMERS

    We market our services through the following product sectors:

    - Financial (includes transaction and compliance documents)

    - Funds

    - Document Management Services

    - Managed Communications

    We sell our products and services nationwide through a direct sales organization operating from our service facilities and sales offices. We market in Canada through employees of our joint venture, Quebecor Merrill Canada Inc. Internationally, we sell with Burrups, Ltd. through the direct sales by employees of each company.

    We market managed communications through direct sales teams based in St. Cloud, Minneapolis/St. Paul, San Francisco and the Seattle area.

    We direct our financial and corporate printing services to executives of corporations whose securities are or are about to be publicly traded. We also sell to the advisers to those companies -- corporate finance underwriters, municipal bond underwriters, and attorneys, as well as others who require fast and accurate typesetting. Funds services are marketed to mutual fund and unit investment trust managers.

    We sell our commercial printing services primarily to corporations, associations, insurance companies and legal, institutional and governmental publishers, and market our document management services primarily to lawyers, paralegals, law office administrators, and legal departments of corporations.

    We market our demand printing and distribution services to large, national customers with multiple franchisees, members, divisions or affiliated organizations and our custom publication services to financial service companies (such as banks, credit unions and insurance companies), television and radio stations and networks, trade associations, manufacturers and vacation travel industries. We sell computer training and technology services to real estate agents through industry networking, telemarketing and other direct marketing methods.

    As of April 15, 1997, we employed 230 full-time salespeople to market typesetting, printing, publishing, distribution and document management and reproduction services. Our salespeople solicit business from existing and prospective customers. Together with the customer service representatives, the sales team helps coordinate our services and provides advice and assistance to customers.

COMPETITION

    Merrill competes with many domestic and international companies in the financial and corporate printing industries, including two principal U.S.-based competitors, Bowne & Co., Inc. and R.R. Donnelley & Sons Company. Both Bowne and Donnelley are major competitors in most of our financial and corporate printing markets.

    We also compete for complex, large-run typesetting work with a number of other computer typesetting firms, and we compete for medium-run printing work with a number of commercial web press printers.

    In the managed communications business, we believe our primary competitors are local print shops and marketing service firms, including advertising agencies, custom publication printers, direct mail firms, and television, radio, newspapers, magazine and other media organizations. We also compete with computer training organizations and computer retailers.

    In our document management services businesses, we compete with three nationwide service companies -- Xerox Corporation, Pitney Bowes and IKON -- and a number of smaller local companies. We also compete with litigation support services vendors and a large number of photocopying and imaging shops, including privately-owned shops as well as franchise operations. Competition in this part of our business is intense and is based principally on service, price, speed, accuracy, technological capability and established relationships.

    We believe that Merrill competes favorably with our competitors.

EMPLOYEES

    As of April 15, 1997, we had 2,751 full-time employees and 53 part-time employees. None of our employees is covered by a collective bargaining agreement. We consider our employee relations to be good.

    Merrill's senior management and certain technical personnel have substantial experience and expertise in the document services industry. We consider the retention of these employees to be important to our continued success.

    We compete intensely with others in the industry to attract and retain qualified salespeople. However, we believe that we are able to provide incentives sufficient to minimize the loss of key salespeople and to attract productive new salespeople for both replacement and expansion of our sales team. Many salespeople are under employment contracts of varying terms with us.

(d)  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
  SALES

    Substantially all of our revenue, operating profit and identifiable assets are based in the United States.

ITEM 2.  PROPERTIES

    We lease all of our facilities, except two.

    We own Merrill/May's main facility in St. Cloud that includes approximately 123,000 square feet.

    We also own the Energy Park Business Center in St. Paul. This space consists of approximately 150,000 square feet in two buildings adjacent to our principal production and administrative office facility. We maintain several of our corporate and administration departments in these buildings along with the prepress and reprographics departments. We believe that owning these buildings allows us to plan our expansion more efficiently. All of the approximately 91,000 square feet of space available for lease is currently leased to other businesses.

    Our main office in St. Paul includes 47,000 square feet and is leased from the Port Authority of the City of St. Paul. The terms of our agreements with the Port Authority are in a facilities lease and land lease, both dated October 1, 1985, which require us to pay rent to the Port Authority in the amounts of $24,069 per month and $3,431 per month, respectively, for terms expiring on November 30, 2005. Each lease grants us the option to purchase the property at the end of the term. Under the facilities lease, we may purchase the building for $254,500 and the land for $167,140 at the end of the lease terms.

    Our New York City full service facility consists of approximately 102,000 square feet of leased space on three floors of a building in Greenwich Village. We are required to pay rent in the amount of $57,385 per month for a term expiring on October 31, 2014.

    We also lease service facilities, sales offices and warehouse space in other cities, with space ranging from 200 square feet to 77,000 square feet. These leases have expiration dates ranging from June 1997 to May 2005 under which we make monthly payments aggregating approximately $363,000, including rental fees, real estate taxes and operating expenses.

    We make a continuing effort to keep all of our properties and facilities modern, efficient and adequate for our operating needs.

ITEM 3.  LEGAL PROCEEDINGS

    We do not know of any important legal, governmental, administrative or other matters that would significantly affect Merrill's business or property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not ask our shareholders to vote on anything during the fourth quarter of fiscal year 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of Merrill, their ages, the year they became executive officers and the offices held as of April 28, 1997 are as follows:

                                       YEAR FIRST
                                         ELECTED
                                     OR APPOINTED AS
                                           AN
         NAME               AGE     EXECUTIVE OFFICER                    TITLE
-----------------------     ---     -----------------  ------------------------------------------
John W. Castro              48            1980         President and Chief Executive Officer
Rick R. Atterbury           43            1981         Executive Vice President
Steven J. Machov            46            1987         Vice President, General Counsel and
                                                        Secretary
Kathleen A. Larkin          37            1993         Vice President -- Human Resources
Kay A. Barber               46            1995         Vice President -- Finance, Chief Financial
                                                        Officer, Treasurer

    Our executive officers are elected by the Board of Directors. The officers serve one-year terms that begin with their election at the first meeting of the Board of Directors after the annual meeting of shareholders. Their terms end at the same meeting the following year. The President and Chief Executive Officer appoints other officers who serve at his discretion. There are no family relationships between any of the executive officers or directors. There has been no change in position of any of the executive officers during the past five years, except as we explain below:

    Mr. Atterbury was elected Executive Vice President in 1996. He previously served as Vice President -- Operations.

    Mr. Machov was elected Vice President in May 1993.

    Ms. Larkin joined Merrill in April 1993 as Manager of Human Resources and was appointed Vice President -- Human Resources in December 1993. From February 1987 to March 1993, Ms. Larkin was Employee Relations Manager for The Gillette Company, a personal care products manufacturer.

    Ms. Barber joined Merrill in August 1995 as Vice President -- Finance, Chief Financial Officer and Treasurer. From January 1993 to August 1995, Ms. Barber was Vice President, Finance and Controller for Growing Healthy, Inc., a frozen baby food company. From March 1991 to August 1992, she served as Director, Planning and Financial Analysis for NeXT Computer, Inc., a computer hardware and software company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Please refer to the section called "Quarterly Stock Price Comparison" on page 11 of our 1997 Annual Report for additional important information about Merrill's stock price. That information is part of our disclosure in this Report. You should review this information carefully. Merrill did not sell any unregistered securities from November 1, 1996 through January 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

    The financial information in the table on page 27 of our 1997 Annual Report should be reviewed. It is part of our disclosure in this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Please review the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 to 11 of our 1997 Annual Report. It is part of our disclosure in this Report and analyzes our financial performance over the last few years. You should review this information carefully.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our "Consolidated Financial Statements" on pages 12 to 27 (including the unaudited information in the "Quarterly Financial Data" section on page 26) and the Report of Independent Accountants on page 28 of our 1997 Annual Report are part of our disclosure in this Report. You should review this information carefully.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)  DIRECTORS OF THE REGISTRANT.

    Please review the information under the captions "Election of Directors -- Information About Nominees" and "Other Information About Nominees" on pages 5 and 6 of our 1997 Proxy Statement. It is part of our disclosure in this Report. You should review this information carefully.

    (b)  EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information concerning Merrill's Executive Officers is included in this Report under Item 4A, "Executive Officers of the Registrant."

    (c)  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22 of our 1997 Proxy Statement is part of our disclosure in this Report. You should review this information carefully.

ITEM 11.  EXECUTIVE COMPENSATION

    The information under the captions "Election of Directors -- Directors' Compensation" on pages 7 and 8 and "Executive Compensation" on pages 8 to 15, (excluding the "Comparative Stock Performance" graph on page 13), of our 1997 Proxy Statement is part of our disclosure in this Report. You should review this information carefully.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information under the captions "Security Ownership of Certain Beneficial Owners and Management" on pages 3 and 4, and "Election of Directors -- Information About Nominees" on page 5 of our 1997 Proxy Statement is part of our disclosure in this Report. You should review this information carefully.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  1.  Financial statements:

               The following Financial Statements are part of our disclosure in this Report and are found on the following pages in our 1997 Annual
           Report:

                   Consolidated Balance Sheets as of January 31, 1997 and 1996
               -- page 12.

                   Consolidated Statements of Operations for the years ended
               January 31, 1997, 1996 and 1995 -- page 13.

                   Consolidated Statements of Cash Flows for the years ended
               January 31, 1997, 1996 and 1995 -- page 14.

                   Consolidated Statements of Changes in Shareholders' Equity
               for the years ended January 31, 1997, 1996 and 1995 -- page 15.

                   Notes to Consolidated Financial Statements -- pages 16-26.

                   Report of Independent Accountants -- page 28.

        2.  Financial statement schedules:

               The following supplemental schedule and report of independent accountants are part of our disclosure in this Report and should be read together with the consolidated financial statements in the 1997 Annual Report we refer to above (page numbers refer to pages in this Report):

                                                                                                  PAGE
                                                                                                  -----
Report of Independent Accountants............................................................          13

Supplemental Schedule:

  II  Valuation and Qualifying
    Accounts.................................................................................          14

               We are omitting all other schedules either because the information does not apply or the information is in the consolidated financial statements or related notes.

        3.  Exhibits:

    The exhibits to this Report are listed in the Exhibit Index on pages 16 to 18 of this Report.

    If you were a shareholder on April 1, 1997, you may request copies of any of these exhibits by writing to: Investor Relations, Merrill Corporation, One Merrill Circle, St. Paul, Minnesota 55108. We may charge a small handling fee for the copies.

    The following is a list of each management contract or compensatory plan or arrangement we need to file as an exhibit to this Report:

    A. Employment Agreement between John Castro and the Company (this was made part of our disclosure in Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1989 (File No. 0-14082)).

    B. Amendment to Employment Agreement between John Castro and the Company (this was made part of our disclosure in Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 (File No. 0-14082)).

    C. Employment Agreement between Rick R. Atterbury and the Company (this was made part of our disclosure in Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991 (File No. 0-14082)).

    D. Amendment to Employment Agreement between Rick R. Atterbury and the Company (this was made part of our disclosure in Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1994 (File No. 0-14082)).

    E. 1987 Omnibus Stock Plan, as amended (this was made part of our disclosure in Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1991 (File No. 0-14082)).

    F. 1993 Stock Incentive Plan, as amended (this is included with this filing).

    G. Option Agreement between Ronald N. Hoge and the Company (this was made part of our disclosure in Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1993 (File No. 0-14082)).

    H. 1996 Non-Employee Director Plan (this is included with this filing).

    (b)  REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 1997.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

    Our report on the consolidated financial statements of Merrill Corporation has been incorporated by reference in this Form 10-K from page 28 of the 1997 Annual Report to Shareholders of Merrill Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)2. of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

St. Paul, Minnesota

March 25, 1997

                                                                     SCHEDULE II

                              MERRILL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED JANUARY 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                       COLUMN C
                                                                 --------------------
                                                     COLUMN B         ADDITIONS          COLUMN D
                                                    ----------   --------------------   ----------    COLUMN E
                     COLUMN A                       BALANCE AT               CHARGED    DEDUCTIONS   -----------
--------------------------------------------------  BEGINNING     CHARGED    TO OTHER      FROM      BALANCE AT
DESCRIPTION                                          OF YEAR     TO INCOME   ACCOUNTS    RESERVES    END OF YEAR
--------------------------------------------------  ----------   ---------   --------   ----------   -----------

Year Ended January 31, 1995
  Valuation account deducted from assets to which
    it applies --
    Allowance for doubtful accounts...............    $2,294      $2,038     $177(A)    $1,679(B)      $2,830
                                                    ----------   ---------   --------   ----------   -----------
                                                    ----------   ---------   --------   ----------   -----------
    Allowance for unbillable inventories..........    $  495                            $  183(C)      $  312
                                                    ----------                          ----------   -----------
                                                    ----------                          ----------   -----------

Year Ended January 31, 1996
  Valuation account deducted from assets to which
    it applies --
    Allowance for doubtful accounts...............    $2,830      $1,486     $ 26(A)    $  797(B)      $3,545
                                                    ----------   ---------   --------   ----------   -----------
                                                    ----------   ---------   --------   ----------   -----------
    Allowance for unbillable inventories..........    $  312      $  250                               $  562
                                                    ----------   ---------                           -----------
                                                    ----------   ---------                           -----------

Year Ended January 31, 1997
  Valuation account deducted from assets to which
    it applies --
    Allowance for doubtful accounts...............    $3,545      $2,861     $ 61(A)    $  440(B)      $6,027
                                                    ----------   ---------   --------   ----------   -----------
                                                    ----------   ---------   --------   ----------   -----------
    Allowance for unbillable inventories..........    $  562      $2,678                               $3,240
                                                    ----------   ---------                           -----------
                                                    ----------   ---------                           -----------

------------------------

(A) Recoveries on accounts previously written off.

(B) Uncollectible accounts written off and adjustments to the allowance.

(C) Adjustments to the allowance account to reflect estimated net realizable value at year-end.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ JOHN W. CASTRO
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    April 30, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

BY (SIGNATURE)         /s/ JOHN W. CASTRO
(NAME AND TITLE)               John W. Castro, President and Chief Executive Officer (Principal Executive Officer) and Director
(DATE)                         April 30, 1997

BY (SIGNATURE)                 /s/ KAY A. BARBER
(NAME AND TITLE)               Kay A. Barber, Vice President -- Finance, Chief Financial Officer and Treasurer (Principal Financial
                                and Accounting Officer)
(DATE)                         April 30, 1997

BY (SIGNATURE)                 /s/ ROBERT F. NIENHOUSE
(NAME AND TITLE)               Robert F. Nienhouse, Director
(DATE)                         April 30, 1997

BY (SIGNATURE)                 /s/ RICHARD G. LAREAU
(NAME AND TITLE)               Richard G. Lareau, Director
(DATE)                         April 30, 1997

BY (SIGNATURE)                 /s/ PAUL G. MILLER
(NAME AND TITLE)               Paul G. Miller, Director
(DATE)                         April 30, 1997

BY (SIGNATURE)                 /s/ RICK R. ATTERBURY
(NAME AND TITLE)               Rick R. Atterbury, Director
(DATE)                         April 30, 1997

BY (SIGNATURE)                 /s/ RONALD N. HOGE
(NAME AND TITLE)               Ronald N. Hoge, Director
(DATE)                         April 30, 1997
BY (SIGNATURE)
(NAME AND TITLE)               James R. Campbell, Director
(DATE)                         April 30, 1997

BY (SIGNATURE)                 /s/ FREDERICK W. KANNER
(NAME AND TITLE)               Frederick W. Kanner, Director
(DATE)                         April 30, 1997

                              MERRILL CORPORATION
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 31, 1997

 ITEM NO.                       DESCRIPTION                                       METHOD OF FILING
-----------  --------------------------------------------------  --------------------------------------------------
       3.1   Articles of Incorporation of the Company            This was made part of our disclosure in Exhibit
                                                                  3.1 to the Company's Registration Statement on
                                                                  Form S-1 (File No. 33-4062)

       3.2   Amendments to Articles of Incorporation as of June  This was made part of our disclosure in Exhibit
              20, 1986 and March 27, 1987                         3.2 to the Company's Annual Report on Form 10-K
                                                                  for the fiscal year ended January 31, 1987

       3.3   Restated Bylaws of the Company                      This was made part of our disclosure in Exhibit
                                                                  3.3 to the Company's Annual Report on Form 10-K
                                                                  for the fiscal year ended January 31, 1990

      10.1   Employment Agreement between Rick R. Atterbury and  This was made part of our disclosure in Exhibit
              the Company, dated as of February 1, 1987, as       10.2 to the Company's Annual Report on Form 10-K
              amended                                             for the fiscal year ended January 31, 1991

      10.2   Amendment to Employment Agreement between Rick R.   This was made part of our disclosure in Exhibit
              Atterbury and the Company, dated as of April 29,    10.3 to the Company's Annual Report on Form 10-K
              1994.                                               for the fiscal year ended January 31, 1994

      10.3   Facilities Lease dated October 1, 1985 between the  This was made part of our disclosure in Exhibit
              Port Authority of the City of Saint Paul as         10.17 to the Company's Registration Statement on
              lessor and the Company as lessee                    Form S-1 (File No. 33-4062)

      10.4   Land Lease dated October 1, 1985 between the Port   This was made part of our disclosure in Exhibit
              Authority of the City of Saint Paul as lessor and   10.18 to the Company's Registration Statement on
              the Company as lessee                               Form S-1 (File No. 33-4062)

      10.5   Credit Agreement dated as of November 25, 1996      This was made part of our disclosure in Exhibit
              among First Bank, N.A., as Agent and as a Bank,     10.2 to the Company's Quarterly Report on Form
              Norwest Bank Minnesota, N.A., and the Company.      10-Q for the fiscal quarter ended October 31,
                                                                  1996

      10.6   Note Purchase Agreement, dated as of October 25,    This was made part of our disclosure in Exhibit
              1996                                                10.1 to the Company's Quarterly Report on Form
                                                                  10-Q for the fiscal quarter ended October 31,
                                                                  1996

      10.7   1987 Omnibus Stock Plan, as amended                 This was made part of our disclosure in Exhibit
                                                                  10.14 to the Company's Annual Report on Form 10-K
                                                                  for the fiscal year ended January 31, 1991

      10.8   Employment Agreement between John Castro and the    This was made part of our disclosure in Exhibit 10
              Company dated as of February 1, 1989                to the Company's Quarterly Report on Form 10-Q
                                                                  for the fiscal quarter ended April 30, 1989

 ITEM NO.                       DESCRIPTION                                       METHOD OF FILING
-----------  --------------------------------------------------  --------------------------------------------------
      10.10  Amendment to Employment Agreement between John      This was made part of our disclosure in Exhibit
              Castro and the Company dated as of April 29,        10.9 to the Company's Annual Report on Form 10-K
              1994.                                               for the fiscal year ended January 31, 1994

      10.11  1993 Incentive Stock Plan, as amended               Included with this filing electronically

      10.12  Option Agreement dated as of July 1, 1991 between   This was made part of our disclosure in Exhibit
              Ronald N. Hoge and the Company                      10.9 to the Company's Annual Report on Form 10-K
                                                                  for the fiscal year ended January 31, 1993

      10.13  Asset Purchase Agreement, dated as of December 31,  This was made part of our disclosure in Exhibit
              1993 among the Company, Merrill Acquisition         2.1 to the Company's Current Report on Form 8-K
              Corporation, May Printing Company and               dated December 31, 1993.
              Shareholders of May Printing Company.

      10.14  Loan Agreement, dated as of July 1, 1990 between    This was made part of our disclosure in Exhibit
              May Printing Company and Minnesota Agricultural     10.13 to the Company's Annual Report on Form 10-K
              and Economic Development Board, amended as of       for the fiscal year ended January 31, 1994
              December 31, 1993.

      10.15  Guaranty of Loan Obligations of May Printing        This was made part of our disclosure in Exhibit
              Company by the Company in favor of Minnesota        10.14 to the Company's Annual Report on Form 10-K
              Agricultural and Economic Development Board,        for the fiscal year ended January 31, 1994
              dated as of December 31, 1993.

      10.16  Guaranty Agreement of the obligations of Merrill    This was made part of our disclosure in Exhibit
              Acquisition Corporation by the Company in favor     10.15 to the Company's Annual Report on Form 10-K
              of May Printing Company, and Thomas May and James   for the fiscal year ended January 31, 1994
              Scott May, dated as of December 31, 1993.

      10.17  Stock Purchase Agreement, dated March 28, 1996, by  This was made part of our disclosure in Exhibit
              and among the Company and the Shareholders of FMC   2.1 to the Company's Current Report on Form 8-K
              Resource Management Corporation                     dated April 15, 1996

 ITEM NO.                       DESCRIPTION                                       METHOD OF FILING
-----------  --------------------------------------------------  --------------------------------------------------
      10.18  Asset Purchase Agreement, dated April 15, 1996, by  This was made part of our disclosure in Exhibit
              and among the Company, Merrill/New York Company     10.22 to the Company's Annual Report on Form 10-K
              and The Corporate Printing Company, Inc., CPC       for the fiscal year ended January 31, 1996.
              Communications, Inc., CPC Reprographics, Inc.,
              The Corporate Printing Company International,
              Ltd., CP International Holdings, Inc., CPC
              Management Services, Inc., The Corporate Printing
              Company International SNC, The Corporate Printing
              Company International PTE Ltd., Oakland
              Composition Limited Partnership, and the
              Shareholders of the above Affiliated Companies.
              (Omitted from this Agreement, as filed, are the
              exhibits listed in the List of Exhibits included
              at the beginning of the Agreement. The Company
              will furnish supplementally a copy of any such
              omitted exhibits to the Commission upon request.)

      10.19  1996 Non-Employee Director Plan                     Included with this filing electronically

      10.20  Lease dated as of May 1, 1994 between The Rector,   Included with this filing electonically.
              Church-Wardens, and Vestrymen of Trinity Church
              in the City of New York, as landlord and The
              Corporate Printing Company, Inc, as lessee,
              assignor to Merrill/New York Company. (Omitted
              from this Lease, as filed, are the floor plan
              exhibits listed in the Exhibits and Other
              Attachments included at the beginning of the
              Agreement. The Company will furnish
              supplementally a copy of any such omitted
              exhibits to the Commission upon request.)

      11.1   Computation of per share earnings                   Included with this filing electronically

      13.1   Portions of Annual Report to Shareholders           Included with this filing electronically

      21.1   Subsidiaries of the Company                         Included with this filing electronically

      23.1   Consent of Independent Accountants                  Included with this filing electronically

      27.1   Financial Data Schedule                             Included with this filing electronically