Form 10-Q
period 1997-04-30
MERRILL CORP
filed 1997-06-16
CIK 790406

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

                               SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on June 10, 1997 was 8,033,350.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.--FINANCIAL INFORMATION

                                                                                                             PAGE(S)
                                                                                                           -----------
ITEM 1.  FINANCIAL STATEMENTS

  Included herein is the following unaudited financial information:

    Consolidated Balance Sheets as of April 30, 1997 and January 31, 1997................................           3

    Consolidated Statements of Operations for the three-month periods ended April 30, 1997 and 1996......           4

    Consolidated Statements of Cash Flows for the three-month periods ended April 30, 1997 and 1996......           5

    Notes to Consolidated Financial Statements...........................................................           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........         7-8

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                        APRIL 30,   JANUARY 31,
                                                                                           1997        1997
                                                                                        ----------  -----------
                                                                                        (UNAUDITED)
Current assets
  Cash and cash equivalents...........................................................  $    4,113   $   5,161
  Trade receivables, less allowance for doubtful accounts of $8,017 and $6,027,
    respectively......................................................................      93,395      81,733
  Work-in-process inventories.........................................................      29,323      24,958
  Other inventories...................................................................       4,750       4,878
  Other current assets................................................................       7,755       9,933
                                                                                        ----------  -----------
    Total current assets..............................................................     139,336     126,663
Property, plant and equipment, net....................................................      35,884      34,717
Goodwill, net.........................................................................      36,023      34,030
Other assets, net.....................................................................       6,311       6,587
                                                                                        ----------  -----------
    Total assets......................................................................  $  217,554   $ 201,997
                                                                                        ----------  -----------
                                                                                        ----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable, banks................................................................  $    7,750   $   5,950
  Current maturities of long-term debt................................................         645         645
  Current maturities of capital lease obligations.....................................         287         307
  Accounts payable....................................................................      27,214      20,387
  Accrued expenses....................................................................      31,399      30,154
                                                                                        ----------  -----------
    Total current liabilities.........................................................      67,295      57,443
Long-term debt, net of current maturities.............................................      40,880      40,880
Capital lease obligations, net of current maturities..................................       1,789       1,849
Other liabilities.....................................................................       5,666       5,665
                                                                                        ----------  -----------
    Total liabilities.................................................................     115,630     105,837
                                                                                        ----------  -----------
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 7,915,900 shares and
    7,932,524 shares, respectively, issued and outstanding............................          79          79
  Undesignated stock: 500,000 shares authorized; no shares issued.....................
  Additional paid-in capital..........................................................      16,107      17,858
  Retained earnings...................................................................      85,738      78,223
                                                                                        ----------  -----------
    Total shareholders' equity........................................................     101,924      96,160
                                                                                        ----------  -----------
    Total liabilities and shareholders' equity........................................  $  217,554   $ 201,997
                                                                                        ----------  -----------
                                                                                        ----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        APRIL 30
                                                                                  ---------------------
                                                                                     1997       1996
                                                                                  ----------  ---------
Revenues........................................................................  $  109,859  $  71,200
Cost of revenues................................................................      66,274     46,030
                                                                                  ----------  ---------
  Gross profit..................................................................      43,585     25,170
Selling, general and administrative expenses....................................      28,495     17,509
                                                                                  ----------  ---------
  Operating income..............................................................      15,090      7,661
Interest expense................................................................        (994)      (221)
Other (expense) income, net.....................................................        (125)       140
                                                                                  ----------  ---------
  Income before provision for income taxes......................................      13,971      7,580
Provision for income taxes......................................................       6,217      3,335
                                                                                  ----------  ---------
  Net income....................................................................  $    7,754  $   4,245
                                                                                  ----------  ---------
                                                                                  ----------  ---------
Net income per common and common equivalent share:
  Primary.......................................................................       $ .94      $ .54
                                                                                       -----  ---------
                                                                                       -----  ---------
  Fully diluted.................................................................       $ .94      $ .52
                                                                                       -----  ---------
                                                                                       -----  ---------
Dividends per common share......................................................       $ .03      $ .03
                                                                                       -----  ---------
                                                                                       -----  ---------

Weighted average number of common and common equivalent shares outstanding:
  Primary.......................................................................   8,265,624  7,933,251
                                                                                  ----------  ---------
                                                                                  ----------  ---------
  Fully diluted.................................................................   8,262,468  8,104,958
                                                                                  ----------  ---------
                                                                                  ----------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  APRIL 30
                                                                                            --------------------
                                                                                              1997       1996
                                                                                            ---------  ---------
Operating activities
  Net income..............................................................................  $   7,754  $   4,245
  Adjustments to reconcile net income to net cash provided by (used in) operating activities
    Depreciation and amortization.........................................................      2,743      2,495
    Amortization of intangibles...........................................................        798        303
    Provision for losses on trade receivables.............................................      2,107         93
    Deferred compensation.................................................................        689      1,233
    Changes in operating assets and liabilities, net of effects from business acquisitions
      Trade receivables...................................................................    (13,724)    (9,029)
      Work-in-process inventories.........................................................     (4,365)   (12,233)
      Other inventories...................................................................        417      4,514
      Other current assets................................................................      2,225        248
      Accounts payable....................................................................      5,408      1,498
      Accrued expenses....................................................................     (2,964)    (2,689)
      Accrued and deferred income taxes...................................................      4,110      2,830
                                                                                            ---------  ---------
        Net cash provided by (used in) operating activities...............................      5,198     (6,492)
                                                                                            ---------  ---------
Investing activities
  Business acquisitions, net of cash acquired.............................................     (1,443)   (24,805)
  Purchase of property, plant and equipment...............................................     (3,504)    (2,078)
  Other, net..............................................................................     (1,029)    (1,934)
                                                                                            ---------  ---------
        Net cash used in investing activities.............................................     (5,976)   (28,817)
                                                                                            ---------  ---------
Financing activities
  Borrowings on notes payable to banks....................................................     16,025     60,675
  Repayments on notes payable to banks....................................................    (14,225)   (22,875)
  Principal payments on long-term debt and capital lease obligations......................        (80)   (13,982)
  Repurchase of common stock..............................................................     (3,065)
  Dividends paid..........................................................................       (239)      (236)
  Tax benefit realized upon exercise of stock options.....................................        126         88
  Other equity transactions, net..........................................................      1,188         33
                                                                                            ---------  ---------
        Net cash (used in) provided by financing activities...............................       (270)    23,703
                                                                                            ---------  ---------
Decrease in cash and cash equivalents.....................................................     (1,048)   (11,606)
Cash and cash equivalents, beginning of period............................................      5,161     12,074
                                                                                            ---------  ---------
Cash and cash equivalents, end of period..................................................  $   4,113  $     468
                                                                                            ---------  ---------
                                                                                            ---------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of April 30, 1997 and for the periods ended April 30, 1997 and 1996 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of the allowance for uncollectible trade receivables, sales credit and reserves for unbillable inventory.

2.  BUSINESS ACQUISITIONS

    On February 21, 1997, the Company received substantially all operating assets and assumed certain liabilities of Roald Marth Learning Systems, Inc., doing business as Superstar Computing for $630,000. In addition, the agreement requires the Company to pay contingent cash consideration of up to $5 million, dependent on future performance of Superstar Computing, as determined by the purchase agreement. This acquisition was not significant to the financial position or results of operations of the Company.

    On April 15, 1996, the Company completed the acquisition of substantially all of the operating assets and assumed certain liabilities of the Corporate Printing Company, Inc. and Affiliated Group (CPC). The Company did not purchase any assets relating to CPC's pressroom and shipping business. On March 28, 1996, the Company completed the acquisition of all outstanding common stock of FMC Resource Management Corporation (FMC). Pro forma (unaudited) results for the three month period ended April 30, 1996 as though the CPC and FMC acquisitions had been effective on February 1, 1996 are as follows:

                                                                           THREE MONTHS ENDED
                                                                             APRIL 30, 1996
                                                                           -------------------
                                                                              (IN THOUSANDS
                                                                                 EXCEPT
                                                                           PER SHARE AMOUNTS)
Revenues.................................................................       $  86,442
                                                                                  -------
                                                                                  -------
Net income...............................................................       $   3,544
                                                                                  -------
                                                                                  -------
Net income per share--primary............................................       $    0.45
                                                                                  -------
                                                                                  -------

3.  COMMON STOCK REPURCHASE

    The Company repurchased 132,000 shares of its Common Stock for approximately $3.1 million during the first quarter of fiscal year 1998.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenue of certain items in the Company's statements of operations for the three-month periods ended April 30, 1997 and 1996, and the percentage change in such items between the two periods.

                                                                                                        PERCENTAGE
                                                                                       PERCENTAGE         DOLLAR
                                                                                       OF REVENUE       INC. (DEC.)
                                                                                  --------------------   1997 VS.
                                                                                    1997       1996        1996
                                                                                  ---------  ---------  -----------
Revenues
  Financial.....................................................................       38.5%      33.3%        78%
  Corporate.....................................................................       31.5       30.1         61
  Commercial and other..........................................................       18.9       24.2         21
  Document management services..................................................       11.1       12.4         39
                                                                                  ---------  ---------  -----------
    Total revenues..............................................................      100.0      100.0         54
Cost of revenues................................................................       60.3       64.6         44
                                                                                  ---------  ---------  -----------
    Gross profit................................................................       39.7       35.4         73
Selling, general and administrative expenses....................................       25.9       24.6         63
                                                                                  ---------  ---------  -----------
    Operating income............................................................       13.8       10.8         97
Interest expense................................................................       (0.9)      (0.3)       350
Other (expense) income, net.....................................................       (0.1)       0.2       (189)
                                                                                  ---------  ---------  -----------
    Income before provision for income taxes....................................       12.8       10.7         84
Provision for income taxes......................................................        5.8        4.7         86
                                                                                  ---------  ---------  -----------
    Net income..................................................................        7.0%       6.0%        83%
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------

    REVENUES.

    Revenues for the first quarter of fiscal year 1998 increased 54%. The financial revenue category increased 78% compared to the same period one year ago and reflected the continued growth of financial market transactions and the inclusion of a full quarter of operating results generated by the Corporate Printing Company (CPC) business acquired in April 1996. The corporate revenue category for the first quarter of fiscal year 1998 increased 61% when compared to fiscal year 1997 first quarter Corporate revenues. This increase was driven by strong revenue from investment company services (formally referred to as funds) which doubled during the first quarter of fiscal year 1998 versus the first quarter of fiscal year 1997, as investment company services clients required large volumes of year-end compliance printing. The increase in the commercial revenue category of 21% was primarily the result of increased business generated by our managed communication programs and the inclusion of a full quarter of FMC Resource

Management Corporation (FMC) which was acquired in March of 1996. The document management services category grew 39% during the first quarter of fiscal year 1998 when compared to the same period one year ago. Leading the growth was a 50% increase in document service center revenues and a 33% increase in transactional service revenues.

    GROSS PROFITS.

    Gross profits for the quarter increased 73% from amounts generated during the first quarter of fiscal year 1997. The increase was principally a result of strong volumes of activity generated by our financial and corporate revenue categories which allowed us to maximize the utilization of our facilities.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, general and administrative expenses increased during the first quarter of fiscal year 1998 compared to the first quarter of fiscal year 1997. The increase is attributed to our continued expansion of sales and marketing activities, provision for incentive compensation and increased provision for losses on trade receivables. Goodwill amortization related to the CPC and FMC acquisitions also contributed to the increase in selling, general and administrative expenses during the current quarter.

    PROVISION FOR INCOME TAXES.

    The effective income tax rate in the current quarter, which reflects the estimated effective rate for fiscal year 1998, was 44.5% compared to 44.0% a year ago. Significant differences between the effective income tax rate and federal statutory tax rate continue to be attributable to state income taxes, net of federal benefits and non-deductible business and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at April 30, 1997 increased to $72.0 million from $69.2 million at January 31, 1997. Strong sales activity continued during the first quarter of fiscal year 1998 resulting in increased accounts receivable and work-in-process inventory balances when compared to corresponding balances at January 31, 1997. Offsetting the impact of strong sales activity on the increase in working capital was the repurchase of 132,000 shares of the Company's common stock for approximately $3.1 million. Capital expenditures for the quarter approximated $3.5 million and were principally for leasehold improvements and reprographic and computer based production equipment. Cash and cash equivalents decreased by approximately $1.0 million during the quarter.

                          PART II.--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       11.  Schedule of Computation of Per Share Earnings

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    June 16, 1997

BY (SIGNATURE)            /s/ Kay A. Barber
(NAME AND TITLE)          Kay A. Barber, Chief Financial Officer
(DATE)                    June 16, 1997

                                 EXHIBIT INDEX

 EXHIBIT                                                                                   METHOD OF FILING
---------                                                                           -------------------------------
   11.     Schedule of Computation of Per Share Earnings..........................    Filed herewith electronically
   27.     Financial Data Schedules...............................................    Filed herewith electronically