Form 10-Q
period 1997-07-31
MERRILL CORP
filed 1997-09-15
CIK 790406

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

                               SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on September 3, 1997 was 8,110,693.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.--FINANCIAL INFORMATION

                                                                                                           PAGE(S)
                                                                                                           ------
ITEM 1.  FINANCIAL STATEMENTS

  Included herein is the following unaudited financial information:

    Consolidated Balance Sheets as of July 31, 1997 and January 31, 1997.................................      3

    Consolidated Statements of Operations for the three and six-month periods ended July 31, 1997 and
     1996................................................................................................      4

    Consolidated Statements of Cash Flows for the six-month periods ended July 31, 1997
      and 1996...........................................................................................      5

    Notes to Consolidated Financial Statements...........................................................      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........    7-8

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                         JULY 31,      JANUARY 31,
                                                                                           1997           1997
                                                                                        -----------    -----------
                                                                                        (UNAUDITED)
Current assets
  Cash and cash equivalents...........................................................  $     1,576    $    5,161
  Trade receivables, less allowance for doubtful accounts of $9,844 and $6,027,
    respectively......................................................................      101,458        81,733
  Work-in-process inventories.........................................................       23,475        24,958
  Other inventories...................................................................        5,303         4,878
  Other current assets................................................................       11,508         9,933
                                                                                        -----------    -----------
    Total current assets..............................................................      143,320       126,663
Property, plant and equipment, net....................................................       39,237        34,717
Goodwill, net.........................................................................       43,029        34,030
Other assets, net.....................................................................        6,955         6,587
                                                                                        -----------    -----------
    Total assets......................................................................  $   232,541    $  201,997
                                                                                        -----------    -----------
                                                                                        -----------    -----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable, banks................................................................  $     7,300    $    5,950
  Current maturities of long-term debt................................................          645           645
  Current maturities of capital lease obligations.....................................          277           307
  Accounts payable....................................................................       30,231        20,387
  Accrued expenses....................................................................       32,835        30,154
                                                                                        -----------    -----------
    Total current liabilities.........................................................       71,288        57,443
Long-term debt, net of current maturities.............................................       40,880        40,880
Capital lease obligations, net of current maturities..................................        1,717         1,849
Other liabilities.....................................................................        5,864         5,665
                                                                                        -----------    -----------
    Total liabilities.................................................................      119,749       105,837
                                                                                        -----------    -----------
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 8,102,646 shares and
    7,932,524 shares, respectively, issued and outstanding............................           81            79
  Undesignated stock: 500,000 shares authorized; no shares issued.....................
  Additional paid-in capital..........................................................       20,903        17,858
  Retained earnings...................................................................       91,808        78,223
                                                                                        -----------    -----------
    Total shareholders' equity........................................................      112,792        96,160
                                                                                        -----------    -----------
    Total liabilities and shareholders' equity........................................  $   232,541    $  201,997
                                                                                        -----------    -----------
                                                                                        -----------    -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                   THREE-MONTHS ENDED                SIX-MONTHS ENDED
                                                                         JULY 31                          JULY 31
                                                              -----------------------------     ---------------------------
                                                                  1997             1996             1997           1996
                                                              ------------     ------------     ------------   ------------
Revenues....................................................  $    115,601     $     87,569     $    225,460   $    158,769
Cost of revenues............................................        74,535           54,878          140,809        100,908
                                                              ------------     ------------     ------------   ------------
  Gross profit..............................................        41,066           32,691           84,651         57,861
Selling, general and administrative expenses................        28,779           23,099           57,274         40,608
                                                              ------------     ------------     ------------   ------------
  Operating income..........................................        12,287            9,592           27,377         17,253
Interest expense............................................        (1,136)          (1,184)          (2,130)        (1,405)
Other, net..................................................           223               85               98            225
                                                              ------------     ------------     ------------   ------------
  Income before provision for income taxes..................        11,374            8,493           25,345         16,073
Provision for income taxes..................................         5,062            3,822           11,279          7,157
                                                              ------------     ------------     ------------   ------------
  Net income................................................  $      6,312     $      4,671     $     14,066   $      8,916
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------
Net income per common and common equivalent share:
  Primary...................................................          $.73             $.57            $1.67          $1.11
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------
  Fully diluted.............................................          $.72             $.57            $1.65          $1.09
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------
Dividends per common share..................................          $.03             $.03            $ .06           $.06
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------

Weighted average number of common and common equivalent
 shares outstanding:
  Primary...................................................     8,601,868        8,214,770        8,441,291      8,067,014
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------
  Fully diluted.............................................     8,729,019        8,222,439        8,503,163      8,156,757
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             SIX-MONTHS ENDED
                                                                                                 JULY 31
                                                                                         ------------------------
                                                                                            1997          1996
                                                                                         ----------    ----------
Operating activities
  Net income...........................................................................  $   14,066    $    8,916
  Adjustments to reconcile net income to net cash provided by (used in) operating activities
    Depreciation and amortization......................................................       5,156         4,918
    Amortization of intangible assets..................................................       1,820           982
    Provision for losses on trade receivables..........................................       3,960         1,336
    Change in deferred compensation....................................................         845          (573)
    Changes in operating assets and liabilities
      Trade receivables................................................................     (23,640)       (8,604)
      Work-in-process inventories......................................................       1,483       (19,896)
      Other inventories................................................................        (136)        4,552
      Other current assets.............................................................       1,173          (155)
      Accounts payable.................................................................         424        (3,811)
      Accrued expenses.................................................................       3,756         3,465
      Accrued and deferred income taxes................................................      (4,741)       (2,095)
                                                                                         ----------    ----------
        Net cash provided by (used in) operating activities............................       4,166       (10,965)
                                                                                         ----------    ----------
Investing activities
  Business acquisitions, net of cash acquired..........................................      (1,406)      (26,902)
  Purchase of property, plant and equipment............................................      (9,270)       (3,472)
  Other, net...........................................................................        (829)         (814)
                                                                                         ----------    ----------
        Net cash used in investing activities..........................................     (11,505)      (31,188)
                                                                                         ----------    ----------
Financing activities
  Borrowings on notes payable, banks...................................................      52,200        93,475
  Repayments on notes payable, banks...................................................     (50,850)      (47,325)
  Principal payments on long-term debt and capital lease obligations...................        (162)      (14,030)
  Repurchase of common stock...........................................................      (3,065)
  Dividends paid.......................................................................        (481)         (473)
  Tax benefit realized upon exercise of stock options..................................       1,662           163
  Exercise of stock options............................................................       4,424           623
  Other, net...........................................................................          26           108
                                                                                         ----------    ----------
        Net cash provided by financing activities......................................       3,754        32,541
                                                                                         ----------    ----------
Decrease in cash and cash equivalents..................................................      (3,585)       (9,612)
Cash and cash equivalents, beginning of period.........................................       5,161        12,074
                                                                                         ----------    ----------
Cash and cash equivalents, end of period...............................................  $    1,576    $    2,462
                                                                                         ----------    ----------
                                                                                         ----------    ----------

    SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:

    During the second quarter of fiscal year 1998, the Company recorded an obligation of $8 million for additional consideration related to business acquisitions.

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of July 31, 1997 and for the periods ended July 31, 1997 and 1996 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of the allowance for uncollectible trade receivables, sales credit reserves and reserves for unbillable inventory.

2.  BUSINESS ACQUISITIONS

    On February 21,  1997, the Company  completed an agreement  under which  the
Company received substantially all operating assets and assumed certain liabilities of Roald Marth Learning Systems, Inc., doing business as Superstar Computing, for $630,000. In addition, the agreement requires the Company to pay contingent cash consideration of up to $5 million, based on the future performance of Superstar Computing, as defined by the purchase agreement. This acquisition was not significant to the financial position or results of operations of the Company.

    On April 15, 1996, the Company completed the acquisition of substantially all of the operating assets and assumed certain liabilities of the Corporate Printing Company, Inc. and Affiliated Group (CPC). The Company did not purchase any assets relating to CPC's pressroom and shipping business. In accordance with the CPC purchase agreement, additional contingent purchase consideration, in the amount of $8 million, has been recognized as a component of accounts payable and goodwill, net at July 31, 1997 in the accompanying consolidated balance sheet. Payment of the $8 million was made in August 1997. On March 28, 1996, the Company completed the acquisition of all outstanding common stock of FMC Resource Management Corporation (FMC). Pro forma (unaudited) results for the six month period ended July 31, 1996 as though the CPC and FMC acquisitions had been effective on February 1, 1996 are as follows:

                                                                    SIX MONTHS
                                                                    ENDED JULY
                                                                     31, 1996
                                                                   -------------
                                                                   (IN THOUSANDS
                                                                    EXCEPT PER
                                                                       SHARE
                                                                     AMOUNTS)
Revenues.........................................................  $   174,011
                                                                   -------------
                                                                   -------------
Net income.......................................................  $     8,215
                                                                   -------------
                                                                   -------------
Net income per share--primary....................................  $      1.01
                                                                   -------------
                                                                   -------------

3.  SHAREHOLDERS' EQUITY

    The Company repurchased 132,000 shares of its Common Stock for approximately $3.1 million during the first quarter of fiscal year 1998.

    In August 1997, the Company's Board of Directors approved a 2-for-1 split of its Common Stock. The split will be effected in the form of a 100% dividend of the Company's Common Stock on October 15, 1997, for each common share owned by shareholders of record at the close of business on September 30, 1997.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues of certain items in the Company's statements of operations for the three and six-month periods ended July 31, 1997 and 1996, and the percentage change in such items between the periods.

                                                   THREE-MONTHS ENDED JULY 31,                 SIX-MONTHS ENDED JULY 31,
                                               ------------------------------------     ---------------------------------------
                                                                         PERCENTAGE                                  PERCENTAGE
                                                                          INCREASE                                    INCREASE
                                                    PERCENTAGE           (DECREASE)            PERCENTAGE            (DECREASE)
                                                    OF REVENUES          ----------           OF REVENUES            ----------
                                               ---------------------      1997 VS.      ------------------------      1997 VS.
                                                 1997         1996          1996          1997            1996          1996
                                               --------     --------     ----------     --------        --------     ----------
Revenues
  Financial..................................     34.6%        38.4%            19%        36.5%           36.1%            42%
  Corporate..................................     38.0         31.9             57         34.8            31.1             60
  Commercial and Other.......................     16.5         18.6             17         17.7            21.1             19
  Document Management Services...............     10.9         11.1             30         11.0            11.7             34
                                               --------     --------                    --------        --------
    Total revenues...........................    100.0        100.0             32        100.0           100.0             42
Cost of revenues.............................     64.5         62.7             36         62.5            63.6             40
                                               --------     --------                    --------        --------
    Gross profit.............................     35.5         37.3             26         37.5            36.4             46
Selling, general and administrative
 expenses....................................     24.9         26.3             25         25.4            25.5             41
                                               --------     --------                    --------        --------
    Operating income.........................     10.6         11.0             28         12.1            10.9             59
Interest expense.............................     (1.0)        (1.4)            (4)        (0.9)           (0.9)            52
Other, net...................................      0.2        --               158        --                0.1            (56)
                                               --------     --------                    --------        --------
    Income before provision for income
      taxes..................................      9.8          9.6             34         11.2            10.1             58
Provision for income taxes...................      4.4          4.3             32          5.0             4.5             58
                                               --------     --------                    --------        --------
    Net income...............................      5.4%         5.3%            35          6.2%            5.6%            58
                                               --------     --------                    --------        --------
                                               --------     --------                    --------        --------

    REVENUES

    Revenues for the second quarter of fiscal year 1998 and the six-month period ended July 31, 1997, increased 32% and 42%, respectively, when compared to the corresponding periods in the previous year. Financial revenue increased 19% for the current quarter and 42% for the current six-month period when compared to the same periods a year ago. The increases reflect strong mergers and acquisition activity in financial market transactions during the first six months of fiscal year 1998. The six-month period increase is also a result of the Corporate Printing Company (CPC) business, which was acquired in April 1996. The corporate revenue category increases of 57% and 60% for the current quarter and six-month period, respectively, when compared to the same periods a year ago, is attributed to strong corporate compliance work during the first half of fiscal year 1998, continued demand for EDGAR services and strong growth in investment company services work. The increases in the commercial revenue category of 17% and 19% for the current quarter and six-month period, respectively, was primarily the result of increased business from our managed communication programs. The six-month period increase is also a result of the FMC Resource Management Corporation (FMC) business, which was acquired in March 1996. The document management services category for the current quarter and six-month period increased 30% and 34%, respectively, when compared to the same periods in fiscal year 1997. Leading the growth was a 45% increase in document service center revenues for the current quarter. Five new document service centers were opened during the quarter.

    GROSS PROFITS

    Gross profit decreased as a percentage of revenue for the current quarter due to a change in the product mix and decreased utilization of facilities compared to the prior year period. The prior year second quarter also included more large deal transactions which resulted in higher margins. The six-month period gross profit increased as a percentage of revenue primarily as a result of strong volumes of activity generated by our financial and corporate revenue categories during the first quarter of fiscal year 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    During the current quarter and six-month period, selling, general and administrative expenses decreased as a percent of revenues when compared to the same periods a year ago. Overall selling, general and administrative expenses increased as a result of our continued expansion of sales and marketing activities, provisions for incentive compensation and increased provision for losses on trade receivables.

    PROVISION FOR INCOME TAXES

    The effective income tax rate in the current quarter and six-month period was 44.5%, compared to 45.0% and 44.5% for the second quarter and six-month period ended July 31, 1996, respectively. Significant differences between the effective income tax rate and federal statutory tax rate continue to be attributable to state income taxes, net of federal benefits and non-deductible business and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at July 31, 1997, increased to $72.0 million from $69.2 million at January 31, 1997. Strong sales activity continued during the first six months of fiscal year 1998, resulting in an increase in the trade receivables balance when compared to the corresponding balance at January 31, 1997. Offsetting the impact of strong sales activity on the increase in working capital was the repurchase of 132,000 shares of the Company's common stock for approximately $3.1 million. Capital expenditures for the six-month period ended July 31, 1997, approximated $9.3 million and were principally for leasehold improvements and reprographic and computer-based production equipment. Cash and cash equivalents decreased by approximately $3.6 million during the six-month period ended July 31, 1997.

                          PART II.--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant's annual meeting was held on May 20, 1997.

(b) The following matters were submitted to a vote of security holders:

    Proposal 1--Election of Directors

    To elect eight directors to terms expiring in 1998:

                                                                          VOTES       VOTES
DIRECTORS                                                                  FOR      WITHHELD
----------------------------------------------------------------------  ----------  ---------
Rick R. Atterbury.....................................................   5,795,310    232,778
James R. Campbell.....................................................   5,793,152    234,936
John W. Castro........................................................   5,795,410    232,678
Ronald N. Hoge........................................................   5,794,852    233,236
Frederick W. Kanner...................................................   5,793,152    234,936
Richard G. Lareau.....................................................   5,237,403    601,736
Paul G. Miller........................................................   5,793,552    234,536
Robert F. Nienhouse...................................................   5,426,542    601,546

    Proposal 2--Proposal to increase by 500,000 the number of shares reserved for issuance under the Company's 1993 Stock Incentive Plan, to a total of 1,500,000 shares:

Votes for:.......................................................  3,562,335
Votes against:...................................................  2,138,516
Votes to abstain:................................................    327,237

    Proposal 3--Proposal to Ratify the Selection of Independent Public
    Accountants:

Votes for:.......................................................  5,902,438
Votes against:...................................................      1,135
Votes to abstain:................................................      3,022

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        11.1  Schedule of Computation of Per Share Earnings

    (b) Reports on Form 8-K

       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)           MERRILL CORPORATION
BY (SIGNATURE)         /s/ John W. Castro
(NAME AND TITLE)       John W. Castro, President and Chief Executive Officer
(DATE)                 September 15, 1997

BY (SIGNATURE)         /s/ Kay A. Barber
(NAME AND TITLE)       Kay A. Barber, Chief Financial Officer
(DATE)                 September 15, 1997

                                 EXHIBIT INDEX

  EXHIBIT                                                                                    METHOD OF FILING
-----------                                                                           -------------------------------
       11.1  Schedule of Computation of Per Share Earnings..........................    Filed herewith electronically
       27.   Financial Data Schedules...............................................    Filed herewith electronically