Form 10-Q
period 1997-10-31
MERRILL CORP
filed 1997-12-15
CIK 790406

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

                               SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on December 10, 1997 was 16,307,086.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.--FINANCIAL INFORMATION

                                                                                                             PAGE(S)
                                                                                                           -----------
ITEM 1.  FINANCIAL STATEMENTS

  Included herein is the following unaudited financial information:

    Consolidated Balance Sheets as of October 31, 1997 and January 31, 1997..............................           3

    Consolidated Statements of Operations for the three and nine-month periods ended October 31, 1997 and
     1996................................................................................................           4

    Consolidated Statements of Cash Flows for the nine-month periods ended October 31, 1997 and 1996.....           5

    Notes to Consolidated Financial Statements...........................................................         6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........         8-9

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                      OCTOBER 31,  JANUARY 31,
                                                                         1997         1997
                                                                      -----------  -----------
                                                                      (UNAUDITED)
Current assets
  Cash and cash equivalents.........................................   $   2,781    $   5,161
  Trade receivables, less allowance for doubtful accounts of $8,601
    and $6,027, respectively........................................     105,077       81,733
  Work-in-process inventories.......................................      20,715       24,958
  Other inventories.................................................       5,931        4,878
  Other current assets..............................................      13,651        9,933
                                                                      -----------  -----------
    Total current assets............................................     148,155      126,663
Property, plant and equipment, net..................................      39,889       34,717
Goodwill, net.......................................................      42,844       34,030
Other assets, net...................................................       7,199        6,587
                                                                      -----------  -----------
    Total assets....................................................   $ 238,087    $ 201,997
                                                                      -----------  -----------
                                                                      -----------  -----------

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable, banks..............................................   $   9,800    $   5,950
  Current maturities of long-term debt..............................         655          645
  Current maturities of capital lease obligations...................         260          307
  Accounts payable..................................................      24,811       20,387
  Accrued expenses..................................................      34,361       30,154
                                                                      -----------  -----------
    Total current liabilities.......................................      69,887       57,443
Long-term debt, net of current maturities...........................      40,725       40,880
Capital lease obligations, net of current maturities................       1,687        1,849
Other liabilities...................................................       6,180        5,665
                                                                      -----------  -----------
    Total liabilities...............................................     118,479      105,837
                                                                      -----------  -----------
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized;
    16,307,086 shares and 15,865,048 shares, respectively, issued
    and outstanding.................................................         163          159
  Undesignated stock: 500,000 shares authorized; no shares issued...
  Additional paid-in capital........................................      22,256       17,778
  Retained earnings.................................................      97,189       78,223
                                                                      -----------  -----------
    Total shareholders' equity......................................     119,608       96,160
                                                                      -----------  -----------
    Total liabilities and shareholders' equity......................   $ 238,087    $ 201,997
                                                                      -----------  -----------
                                                                      -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                               THREE-MONTHS ENDED          NINE-MONTHS ENDED
                                                                   OCTOBER 31                  OCTOBER 31
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Revenues.................................................      $112,091       $93,776      $337,551      $252,545
Cost of revenues.........................................        72,717        61,503       213,526       162,411
                                                           ------------  ------------  ------------  ------------
  Gross profit...........................................        39,374        32,273       124,025        90,134
Selling, general and administrative expenses.............        28,481        23,296        85,755        63,904
                                                           ------------  ------------  ------------  ------------
  Operating income.......................................        10,893         8,977        38,270        26,230
Interest expense.........................................        (1,153)       (1,402)       (3,283)       (2,807)
Other, net...............................................           351           304           449           529
                                                           ------------  ------------  ------------  ------------
  Income before provision for income taxes...............        10,091         7,879        35,436        23,952
Provision for income taxes...............................         4,384         3,502        15,663        10,659
                                                           ------------  ------------  ------------  ------------
  Net income.............................................      $  5,707       $ 4,377      $ 19,773      $ 13,293
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income per common and common equivalent share:
  Primary................................................          $.32         $ .27         $1.15         $ .82
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
  Fully diluted..........................................          $.32         $ .27         $1.14         $ .81
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Dividends per common share...............................          $.02         $.015         $ .05         $.045
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

Weighted average number of common and common equivalent
  shares outstanding:
  Primary................................................    17,744,637    16,365,000    17,169,934    16,216,926
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
  Fully diluted..........................................    17,795,247    16,455,428    17,269,300    16,366,856
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                           NINE-MONTHS ENDED
                                                                                              OCTOBER 31
                                                                                        -----------------------
                                                                                           1997        1996
                                                                                        ----------  -----------
Operating activities
  Net income..........................................................................  $   19,773  $    13,293
  Adjustments to reconcile net income to net cash provided by (used in) operating activities
    Depreciation and amortization.....................................................       7,950        7,611
    Amortization of intangibles.......................................................       3,052        1,719
    Provision for losses on trade receivables.........................................       3,002        2,611
    Deferred compensation.............................................................       1,139          384
    Changes in operating assets and liabilities, net of effects from business acquisitions
      Trade receivables...............................................................     (26,000)     (16,021)
      Work-in-process inventories.....................................................       4,243      (18,091)
      Other inventories...............................................................        (763)         814
      Other current assets............................................................      (1,286)         731
      Accounts payable................................................................       3,005       (2,297)
      Accrued expenses................................................................       4,978        5,473
      Accrued and deferred income taxes...............................................      (4,911)      (3,784)
                                                                                        ----------  -----------
        Net cash provided by (used in) operating activities...........................      14,182       (7,557)
                                                                                        ----------  -----------
Investing activities
  Business acquisitions, net of cash acquired.........................................     (10,390)     (26,896)
  Purchase of property, plant and equipment...........................................     (12,716)      (6,149)
  Other, net..........................................................................        (627)      (1,675)
                                                                                        ----------  -----------
        Net cash used in investing activities.........................................     (23,733)     (34,720)
                                                                                        ----------  -----------
Financing activities
  Borrowings on notes payable to banks................................................      92,025      120,200
  Repayments on notes payable to banks................................................     (88,175)    (108,450)
  Proceeds from issuance of long-term debt............................................                   35,000
  Principal payments on long-term debt and capital lease obligations..................        (354)     (14,407)
  Repurchase of common stock..........................................................      (3,065)
  Dividends paid......................................................................        (807)        (710)
  Exercise of stock options...........................................................       5,327          823
  Tax benefit realized upon exercise of stock options.................................       2,141          240
  Other, net..........................................................................          79          166
                                                                                        ----------  -----------
        Net cash provided by financing activities.....................................       7,171       32,862
                                                                                        ----------  -----------
Decrease in cash and cash equivalents.................................................      (2,380)      (9,415)
Cash and cash equivalents, beginning of period........................................       5,161       12,074
                                                                                        ----------  -----------
Cash and cash equivalents, end of period..............................................  $    2,781  $     2,659
                                                                                        ----------  -----------
                                                                                        ----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of October 31, 1997, and for the periods ended October 31, 1997 and 1996, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. The results of operations for any interim period are not necessarily indicative of results for the full year. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997.

2.  BUSINESS ACQUISITIONS

    On April 15, 1996, the Company completed the acquisition of substantially all of the operating assets and assumed certain liabilities of the Corporate Printing Company, Inc. and Affiliated Group (CPC). The Company did not purchase any assets relating to CPC's pressroom and shipping business. In accordance with the CPC purchase agreement, additional contingent purchase consideration in the amount of $8 million was paid in August 1997. On March 28, 1996, the Company completed the acquisition of all outstanding common stock of FMC Resource Management Corporation (FMC). Pro forma (unaudited) results for the nine-month period ended October 31, 1996, as though the CPC and FMC acquisitions had been effective on February 1, 1996, are as follows:

                                                                            NINE-MONTHS ENDED
                                                                             OCTOBER 31, 1996
                                                                            ------------------
                                                                              (IN THOUSANDS
                                                                                  EXCEPT
                                                                            PER SHARE AMOUNTS)
Revenues..................................................................      $  267,787
                                                                                  --------
                                                                                  --------
Net income................................................................      $   12,592
                                                                                  --------
                                                                                  --------
Net income per share--primary.............................................      $     0.77
                                                                                  --------
                                                                                  --------

    On September 30, 1997, the Company completed the acquisition of substantially all of the operating assets and assumed certain liabilities of Total Management Support Services, LLC for $1,000,000 cash and contingent consideration of up to $250,000. On February 21, 1997, the Company received substantially all operating assets and assumed certain liabilities of Roald Marth Learning Systems, Inc., doing business as Superstar Computing for $630,000. In addition, the agreement requires the Company to pay contingent cash consideration of up to $5 million, dependent on future performance of Superstar Computing, as determined by the purchase agreement. These acquisitions are not significant to the financial position or results of operations of the Company.

3.  SHAREHOLDERS' EQUITY

    The Company repurchased 264,000 shares of its Common Stock for approximately $3.1 million during the first quarter of fiscal year 1998.

    In August 1997, the Company's Board of Directors approved a 2-for-1 split of the Company's Common Stock. The split was effected in the form of a 100% dividend of the Company's Common Stock on October 15, 1997, for each common share owned by shareholders of record at the close of business on September 30, 1997. All per share and number of share data have been retroactively restated to reflect the stock split.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenues of certain items in the Company's statements of operations for the three and nine-month periods ended October 31, 1997 and 1996, and the percentage change in such items between the corresponding periods.

                                                              THREE-MONTHS                        NINE-MONTHS
                                                            ENDED OCTOBER 31,                  ENDED OCTOBER 31,
                                                    ---------------------------------  ---------------------------------
                                                                          PERCENTAGE                         PERCENTAGE
                                                                           INCREASE                           INCREASE
                                                         PERCENTAGE       (DECREASE)        PERCENTAGE       (DECREASE)
                                                        OF REVENUES       -----------      OF REVENUES       -----------
                                                    --------------------   1997 VS.    --------------------   1997 VS.
                                                      1997       1996        1996        1997       1996        1996
                                                    ---------  ---------  -----------  ---------  ---------  -----------
Revenues
  Financial.......................................       37.3%      41.7%         7%        36.8%      38.3%        28%
  Corporate.......................................       32.8       23.8         64         34.1       28.3         61
  Commercial and other............................       18.7       23.3         (4)        18.0       21.9         10
  Document management services....................       11.2       11.2         20         11.1       11.5         29
                                                    ---------  ---------               ---------  ---------
    Total revenues................................      100.0      100.0         20        100.0      100.0         34
Cost of revenues..................................       64.9       65.6         18         63.3       64.3         32
                                                    ---------  ---------               ---------  ---------
    Gross profit..................................       35.1       34.4         22         36.7       35.7         38
Selling, general and administrative expenses......       25.4       24.8         22         25.4       25.3         34
                                                    ---------  ---------               ---------  ---------
    Operating income..............................        9.7        9.6         21         11.3       10.4         46
Interest expense..................................       (1.0)      (1.5)       (18)        (1.0)      (1.1)        17
Other, net........................................        0.3        0.3         16          0.2        0.2        (15)
                                                    ---------  ---------               ---------  ---------
    Income before provision for income taxes......        9.0        8.4         28         10.5        9.5         48
Provision for income taxes........................        3.9        3.7         25          4.6        4.2         47
                                                    ---------  ---------               ---------  ---------
    Net income....................................        5.1%       4.7%        30          5.9%       5.3%        49
                                                    ---------  ---------               ---------  ---------
                                                    ---------  ---------               ---------  ---------

    REVENUES

    Revenues for the third quarter of fiscal year 1998 and the nine-month period ended October 31, 1997, increased 20% and 34%, respectively, when compared to the corresponding periods in the previous year. Financial revenues increased 7% for the current quarter and 28% for the current nine-month period when compared to the same periods a year ago. The 7% growth for the current quarter reflects the slowdown of transactional revenue during the typical summer slow-down in the deal marketplace. The increased revenues reflect continued strong mergers and acquisition activity in financial market transactions during the first nine months of fiscal year 1998. The Company is also currently experiencing strong typesetting demand which is a leading indicator of continued strong volume. The nine-month period increase is also a result of the Corporate Printing Company
(CPC) business, which was acquired in April 1996. The corporate revenue category increases of 64% and 61% for the current quarter and nine-month period, respectively, when compared to the same periods a year ago, are attributed to strong corporate compliance work during the first nine months of fiscal year 1998, continued demand for EDGAR services and strong growth in investment company services work. The decrease of 4% in the commercial revenue category for the current quarter versus last year, is the result of the absence of ballot production business as fiscal 1998 is a non-election year. The increase in the commercial revenue category of 10% for the nine-month period was primarily the result of increased business from our managed communication programs. The nine-month period increase is also a result of the FMC Resource Management Corporation (FMC) business, which was acquired in March 1996. The document management services category for the current quarter and nine-month period increased 20% and 29%, respectively, when compared to the same periods in fiscal year 1997. Leading the growth was a 42% increase in document service center revenues for the current quarter. Two new document service centers were opened during the quarter.

    GROSS PROFIT

    Gross profit increased as a percentage of revenues for the current quarter as a result of an increase in corporate margins compared to the prior year period. The nine-month period gross profit increased as a percentage of revenues primarily as a result of strong margins in our corporate revenue category and strong activity levels generated by our financial and corporate revenue categories during fiscal year 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    During the current quarter and nine-month period, selling, general and administrative expenses increased as a percentage of revenues when compared to the same periods a year ago, as a result of our continued expansion of sales and marketing activities and provisions for incentive compensation.

    PROVISION FOR INCOME TAXES

    The effective income tax rate in the current quarter and nine-month period was 43.4% and 44.2%, respectively, compared to 44.4% and 44.5% for the third quarter and nine-month period ended October 31, 1996, respectively. The decrease in the effective income tax rate in the third quarter resulted from a decrease in non-deductible business and entertainment expenses as a percentage of taxable income. Significant differences between the effective income tax rate and federal statutory tax rate continue to be attributable to state income taxes, net of federal benefits and non-deductible business and entertainment expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at October 31, 1997, increased to $78.3 million, compared to $69.2 million at January 31, 1997. Strong sales activity continued during the first nine months of fiscal year 1998, resulting in an increase in the trade receivables balance, compared to the corresponding balance at January 31, 1997. Work-in-process inventories decreased at October 31, 1997, from January 31, 1997, reflecting the normal summer deal market activity discussed above. Capital expenditures for the nine-month period ended October 31, 1997, approximated $12.7 million and were principally for leasehold improvements and reprographic and computer based production equipment. Cash and cash equivalents decreased by approximately $2.4 million during the nine-month period ended October 31, 1997.

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

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    December 15, 1997

BY (SIGNATURE)            /s/ Kay A. Barber
(NAME AND TITLE)          Kay A. Barber, Chief Financial Officer
(DATE)                    December 15, 1997

                                 EXHIBIT INDEX

 EXHIBIT                                                                                   METHOD OF FILING
---------                                                                           -------------------------------
  11.1     Schedule of Computation of Per Share Earnings..........................    Filed herewith electronically
   27.     Financial Data Schedules...............................................    Filed herewith electronically