Form 10-Q
period 1998-04-30
MERRILL CORP
filed 1998-06-15
CIK 790406

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

                               SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on June 10, 1998 was 16,453,536.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.--FINANCIAL INFORMATION

                                                                                                             PAGE(S)
                                                                                                           -----------
ITEM 1.  FINANCIAL STATEMENTS

  Included herein is the following unaudited financial information:

    Consolidated Balance Sheets as of April 30, 1998 and January 31, 1998................................           3

    Consolidated Statements of Operations for the three-month periods ended April 30, 1998 and 1997......           4

    Consolidated Statements of Cash Flows for the three-month periods ended April 30, 1998 and 1997......           5

    Notes to Consolidated Financial Statements...........................................................           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........         7-9

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                        APRIL 30,   JANUARY 31,
                                                                                           1998        1998
                                                                                        ----------  -----------
                                                                                        (UNAUDITED)
Current assets
  Cash and cash equivalents...........................................................  $    1,166   $   2,531
  Trade receivables, less allowance for doubtful accounts of $7,702 and $6,992,
    respectively......................................................................     124,091     116,721
  Work-in-process inventories.........................................................      26,914      13,686
  Other inventories...................................................................       6,910       7,112
  Other current assets................................................................      11,235      10,290
                                                                                        ----------  -----------
    Total current assets..............................................................     170,316     150,340
Property, plant and equipment, net....................................................      41,950      41,045
Goodwill, net.........................................................................      42,454      44,437
Other assets..........................................................................      10,564      10,657
                                                                                        ----------  -----------
    Total assets......................................................................  $  265,284   $ 246,479
                                                                                        ----------  -----------
                                                                                        ----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable to banks..............................................................  $    7,700
  Current maturities of long-term debt................................................       2,655   $     655
  Current maturities of capital lease obligations.....................................         236         249
  Accounts payable....................................................................      35,194      29,142
  Accrued expenses....................................................................      37,238      41,033
                                                                                        ----------  -----------
    Total current liabilities.........................................................      83,023      71,079
Long-term debt, net of current maturities.............................................      38,225      40,225
Capital lease obligations, net of current maturities..................................       1,558       1,616
Other liabilities.....................................................................       7,980       7,884
                                                                                        ----------  -----------
    Total liabilities.................................................................     130,786     120,804
                                                                                        ----------  -----------
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 16,401,636 and
    16,315,136 shares, respectively, issued and outstanding...........................         164         163
  Undesignated stock: 500,000 shares authorized; no shares issued.....................
  Additional paid-in capital..........................................................      23,537      22,401
  Retained earnings...................................................................     110,797     103,111
                                                                                        ----------  -----------
    Total shareholders' equity........................................................     134,498     125,675
                                                                                        ----------  -----------
    Total liabilities and shareholders' equity........................................  $  265,284   $ 246,479
                                                                                        ----------  -----------
                                                                                        ----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                        APRIL 30
                                                                                  ---------------------
                                                                                     1998       1997
                                                                                  ----------  ---------
Revenue.........................................................................  $  123,514  $ 109,859
Cost of revenue.................................................................      75,156     66,274
                                                                                  ----------  ---------
  Gross profit..................................................................      48,358     43,585
Selling, general and administrative expenses....................................      33,425     28,495
                                                                                  ----------  ---------
  Operating income..............................................................      14,933     15,090
Interest expense................................................................        (932)      (994)
Other income (expense), net.....................................................         307       (125)
                                                                                  ----------  ---------
  Income before provision for income taxes......................................      14,308     13,971
Provision for income taxes......................................................       6,296      6,217
                                                                                  ----------  ---------
  Net income....................................................................  $    8,012  $   7,754
                                                                                  ----------  ---------
                                                                                  ----------  ---------
Net income per share:
  Basic.........................................................................       $ .49      $ .49
                                                                                       -----  ---------
                                                                                       -----  ---------
  Diluted.......................................................................       $ .47      $ .47
                                                                                       -----  ---------
                                                                                       -----  ---------
Dividends per common share......................................................       $ .02      $.015
                                                                                       -----  ---------
                                                                                       -----  ---------

Weighted average number of shares outstanding:
  Basic.........................................................................  16,332,927  15,884,166
                                                                                  ----------  ---------
                                                                                  ----------  ---------
  Diluted.......................................................................  17,194,712  16,359,347
                                                                                  ----------  ---------
                                                                                  ----------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                  APRIL 30
                                                                                            --------------------
                                                                                              1998       1997
                                                                                            ---------  ---------
Operating activities
  Net income..............................................................................  $   8,012  $   7,754
  Adjustments to reconcile net income to net cash (used in) provided by operating activities
    Depreciation and amortization.........................................................      2,791      2,743
    Amortization of intangibles...........................................................      1,080        798
    Writedown of goodwill.................................................................      1,000
    Provision for losses on trade receivables.............................................      1,048      2,107
    Deferred compensation.................................................................      1,338        689
    Changes in operating assets and liabilities, net of effects from business acquisitions
      Trade receivables...................................................................     (8,418)   (13,724)
      Work-in-process inventories.........................................................    (13,228)    (4,365)
      Other inventories...................................................................        202        417
      Other current assets................................................................       (697)     2,225
      Accounts payable....................................................................      6,052      5,408
      Accrued expenses....................................................................     (9,589)    (2,964)
      Accrued and deferred income taxes...................................................      5,794      4,110
                                                                                            ---------  ---------
        Net cash (used in) provided by operating activities...............................     (4,615)     5,198
                                                                                            ---------  ---------
Investing activities
  Business acquisitions, net of cash acquired.............................................                (1,443)
  Purchase of property, plant and equipment...............................................     (3,696)    (3,504)
  Other, net..............................................................................     (1,494)    (1,029)
                                                                                            ---------  ---------
        Net cash used in investing activities.............................................     (5,190)    (5,976)
                                                                                            ---------  ---------
Financing activities
  Borrowings on notes payable to banks....................................................     12,600     16,025
  Repayments on notes payable to banks....................................................     (4,900)   (14,225)
  Principal payments on long-term debt and capital lease obligations......................        (71)       (80)
  Repurchase of common stock..............................................................                (3,065)
  Dividends paid..........................................................................       (326)      (239)
  Exercise of stock options...............................................................        669      1,191
  Tax benefit realized upon exercise of stock options.....................................        427        126
  Other equity transactions, net..........................................................         41         (3)
                                                                                            ---------  ---------
        Net cash provided by (used in) financing activities...............................      8,440       (270)
                                                                                            ---------  ---------
Decrease in cash and cash equivalents.....................................................     (1,365)    (1,048)
Cash and cash equivalents, beginning of period............................................      2,531      5,161
                                                                                            ---------  ---------
Cash and cash equivalents, end of period..................................................  $   1,166  $   4,113
                                                                                            ---------  ---------
                                                                                            ---------  ---------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of April 30, 1998 and for the three month periods ended April 30, 1998 and 1997 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.

2.  NET INCOME PER SHARE

    Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," and has disclosed basic and diluted net income per share for the three month periods ended April 30, 1998 and 1997, in accordance with the Standard.

    The denominator used to calculate diluted earnings per share includes the dilutive impact of stock options which increase the actual weighted average number of shares outstanding by 861,785 and 475,181, respectively, for the three month periods ended April 30, 1998 and 1997, respectively.

3.  SUBSEQUENT EVENT

    Subsequent to April 30, 1998, the Company completed the acquisition of substantially all of the operating assets and assumed certain liabilities of Executech, Inc. and World Wide Scan Services, LLC (the Companies) for $3.2 million in cash. In addition, the purchase agreement requires the Company to pay contingent cash consideration dependent on future performance of the Companies as defined in the purchase agreement. These acquisitions are not significant to the financial position or results of operations of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute 'forward-looking' statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such 'forward-looking' statements involve known and unknown risks, uncertainties, or achievements of the Company which may cause actual results to be materially different from any future results, performance, or achievements expressed or implied by such 'forward-looking' statements. These risks and uncertainties include, but are not limited to, the effect of economic and financial market conditions, government public reporting regulations, paper costs and the integration and performance of recent acquisitions.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenue of certain items in the Company's consolidated statements of operations for the three-month periods ended April 30, 1998 and 1997, and the percentage changes in the dollar amounts of such items between the two periods.

                                                                                                        PERCENTAGE
                                                                                       PERCENTAGE         DOLLAR
                                                                                       OF REVENUE       INC. (DEC.)
                                                                                  --------------------   1998 VS.
                                                                                    1998       1997        1997
                                                                                  ---------  ---------  -----------
Revenue
  Financial.....................................................................       36.4%      38.5%         6%
  Corporate.....................................................................       34.0       31.5         21
  Commercial and other..........................................................       18.0       18.9          7
  Document management services..................................................       11.6       11.1         18
                                                                                  ---------  ---------  -----------
    Total revenue...............................................................      100.0      100.0         12
Cost of revenue.................................................................       60.8       60.3         13
                                                                                  ---------  ---------  -----------
    Gross profit................................................................       39.2       39.7         11
Selling, general and administrative expenses....................................       27.1       25.9         17
                                                                                  ---------  ---------  -----------
    Operating income............................................................       12.1       13.8         (1)
Interest expense................................................................       (0.8)      (0.9)        (6)
Other income (expense), net.....................................................        0.3       (0.1)      (345)
                                                                                  ---------  ---------  -----------
    Income before provision for income taxes....................................       11.6       12.8          2
Provision for income taxes......................................................        5.1        5.7          1
                                                                                  ---------  ---------  -----------
    Net income..................................................................        6.5%       7.1%         3%
                                                                                  ---------  ---------  -----------
                                                                                  ---------  ---------  -----------

    REVENUE.

    Revenue for the first quarter of fiscal year 1999 increased 12%. The financial revenue category increased 6% compared to the same period one year ago as a result of the continued growth of financial market transactions. The corporate revenue category for the first quarter of fiscal year 1999 increased 21% when compared to the first quarter of fiscal year 1998 corporate revenue. This increase was driven by strong demand for corporate compliance work and record investment company services revenue. Investment company services revenue has grown from existing clients as well as new clients. The increase in the commercial revenue category of 7% was primarily the result of increased business generated by our managed communication programs which increased by 24% from last year's first quarter. The growth was led by increased activity with Cendant Corporation under our preferred vendor agreements. Also, revenue from real estate products and services continues to grow as a result of our investment in an expanded sales team. This growth was offset by a reduction in our other commercial business during the quarter. Our ballot production business in fiscal year 1999 will be completed primarily in the second quarter. The document management services revenue increased 18% during the first quarter of fiscal year 1999 when compared to the same period one year ago. Leading the growth was a 55% increase in document service center revenue. This growth was driven by quarter over quarter same site revenue increases and growth in the number of service centers since the first quarter of fiscal year 1998.

    GROSS PROFIT.

    Gross profit margin in the first quarter of fiscal year 1999 was comparable to the first quarter of fiscal year 1998 and was a result of strong margins in our financial and corporate revenue categories and high utilization of our production facilities in both periods.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

    Selling, general and administrative expenses increased during the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. The overall increase is attributed to our continued expansion of sales and marketing activities in all business segments and in part to variable costs inherently associated with sales and profitability. The Company expects to continue investing in sales and marketing activities throughout the year. In addition, general and administrative expenses increased because of a writedown of goodwill associated with the Superstar Computing acquisition, which was completed in the first quarter of fiscal year 1998. These increases were offset by a reduction in the provision for losses on trade receivables.

    OTHER INCOME.

    Other income increased in the first quarter of fiscal year 1999 compared to the first quarter of fiscal year 1998. The increase is primarily attributable to rental income and earnings related to the Quebecor Merrill Canada (QMC) joint venture, which is accounted for under the equity method of accounting.

    PROVISION FOR INCOME TAXES.

    The effective income tax rate in the current quarter, which reflects the estimated effective rate for fiscal year 1999, was 44.0% compared to 44.5% a year ago. Significant differences between the effective income tax rate and federal statutory tax rate continue to be attributable to state income taxes, net of federal benefits and non-deductible business and entertainment expenses.

    NET INCOME AND NET INCOME PER SHARE.

    Net income totaled $8,012,000 or 47 cents per diluted share for the quarter ended April 30, 1998, compared to $7,754,000 or 47 cents per diluted share in the first quarter last year. The increase in net income for the quarter ended April 30, 1998 did not result in an increase in diluted net income per share because of an increase in the weighted average shares outstanding and an increase in the dilutive impact of outstanding stock options compared to the quarter ended April 30, 1997.

    Net income, as a percentage of revenue, decreased primarily because of higher selling, general and administrative expenses as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at April 30, 1998 increased to $87.3 million from $79.3 million at January 31, 1998. Strong sales activity during the first quarter of fiscal year 1999 resulted in increased accounts receivable and work-in-process inventory balances when compared to corresponding balances at January 31, 1998.

    The Company had net cash used in operating activities of $4.6 million in the first quarter of fiscal year 1999 compared to net cash provided by operating activities of $5.2 million in the first quarter of fiscal year 1998. This change is driven principally by an increase in work-in-process inventories and a reduction in accrued expenses.

    Net cash used in investing activities was $5.2 million and $6.0 million for the quarters ended April 30, 1998 and 1997, respectively. Capital expenditures during the first quarter of fiscal year 1999 approximated $3.7 million and were principally for leasehold improvements and reprographic and computer based production equipment.

    Net cash provided by financing activities was $8.4 million compared to net cash used in financing activities of $.3 million for the quarters ended April 30, 1998 and 1997, respectively. This change is primarily from increased borrowings under the Company's line of credit required to fund current quarter operating activities.

                          PART II.--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       27.  Financial Data Schedule

    (b) Reports on Form 8-K

        None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    June 15, 1998

BY (SIGNATURE)            /s/ Kay A. Barber
(NAME AND TITLE)          Kay A. Barber, Chief Financial Officer
(DATE)                    June 15, 1998

                                 EXHIBIT INDEX

 EXHIBIT                                                                                   METHOD OF FILING
---------                                                                           -------------------------------
   27.     Financial Data Schedule................................................    Filed herewith electronically