Form 10-Q
period 1998-07-31
MERRILL CORP
filed 1998-09-14
CIK 790406

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

FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

Registrant's telephone number, including area code: 651-646-4501

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on September 9, 1998 was 16,297,505.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.--FINANCIAL INFORMATION

                                                                                                             PAGE(S)
                                                                                                           -----------
ITEM 1.  FINANCIAL STATEMENTS

  Included herein is the following unaudited financial information:

    Consolidated Balance Sheets as of July 31, 1998 and January 31, 1998.................................           3

    Consolidated Statements of Operations for the three and six month periods ended July 31, 1998 and
     1997................................................................................................           4

    Consolidated Statements of Cash Flows for the six month periods ended July 31, 1998 and 1997.........           5

    Notes to Consolidated Financial Statements...........................................................           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........        7-10

                          PART II.--OTHER INFORMATION

                                                                                                             PAGE(S)
                                                                                                           -----------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................          11

ITEM 5.  OTHER INFORMATION...............................................................................          11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................          11

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                        JULY 31,    JANUARY 31,
                                                                                          1998         1998
                                                                                       -----------  -----------
                                                                                       (UNAUDITED)
Current assets
  Cash and cash equivalents..........................................................   $   3,677    $   2,531
  Trade receivables, less allowance for doubtful accounts of $8,036 and $6,992,
    respectively.....................................................................     140,781      116,721
  Work-in-process inventories........................................................      19,826       13,686
  Other inventories..................................................................       7,508        7,112
  Other current assets...............................................................      11,885       10,290
                                                                                       -----------  -----------
    Total current assets.............................................................     183,677      150,340
Property, plant and equipment, net...................................................      43,307       41,045
Goodwill, net........................................................................      43,244       44,437
Other assets.........................................................................      13,117       10,657
                                                                                       -----------  -----------
    Total assets.....................................................................   $ 283,345    $ 246,479
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable to banks.............................................................   $  19,600
  Current maturities of long-term debt...............................................       2,655    $     655
  Current maturities of capital lease obligations....................................         229          249
  Accounts payable...................................................................      32,910       29,142
  Accrued expenses...................................................................      38,044       41,033
                                                                                       -----------  -----------
    Total current liabilities........................................................      93,438       71,079
Long-term debt, net of current maturities............................................      38,225       40,225
Capital lease obligations, net of current maturities.................................       1,487        1,616
Other liabilities....................................................................       8,205        7,884
                                                                                       -----------  -----------
    Total liabilities................................................................     141,355      120,804
                                                                                       -----------  -----------
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 16,384,855 and
    16,315,136 shares, respectively, issued and outstanding..........................         164          163
  Undesignated stock: 500,000 shares authorized; no shares issued....................
  Additional paid-in capital.........................................................      22,652       22,401
  Retained earnings..................................................................     119,174      103,111
                                                                                       -----------  -----------
    Total shareholders' equity.......................................................     141,990      125,675
                                                                                       -----------  -----------
    Total liabilities and shareholders' equity.......................................   $ 283,345    $ 246,479
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JULY 31                          JULY 31
                                                              -----------------------------     ---------------------------
                                                                  1998             1997             1998           1997
                                                              ------------     ------------     ------------   ------------
Revenue.....................................................  $    148,458     $    115,601     $    271,972   $    225,460
Cost of revenue.............................................        94,484           74,535          169,640        140,809
                                                              ------------     ------------     ------------   ------------
  Gross profit..............................................        53,974           41,066          102,332         84,651
Selling, general and administrative expenses................        37,267           28,779           70,692         57,274
                                                              ------------     ------------     ------------   ------------
  Operating income..........................................        16,707           12,287           31,640         27,377
Interest expense............................................        (1,095)          (1,136)          (2,027)        (2,130)
Other income, net...........................................           202              223              509             98
                                                              ------------     ------------     ------------   ------------
  Income before provision for income taxes..................        15,814           11,374           30,122         25,345
Provision for income taxes..................................         7,108            5,062           13,404         11,279
                                                              ------------     ------------     ------------   ------------
  Net income................................................  $      8,706     $      6,312     $     16,718   $     14,066
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------
Net income per share:
  Basic.....................................................         $ .53            $ .39            $1.02          $ .88
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------
  Diluted...................................................         $ .50            $ .38            $ .97          $ .85
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------
Dividends per common share..................................         $ .02            $.015            $ .04          $ .03
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------

Weighted average number of shares outstanding:
  Basic.....................................................    16,412,306       16,064,008       16,372,617     15,974,087
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------
  Diluted...................................................    17,305,017       16,812,809       17,249,865     16,586,078
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JULY 31
                                                                                         ------------------------
                                                                                            1998          1997
                                                                                         ----------    ----------
Operating activities
  Net income...........................................................................  $   16,718    $   14,066
  Adjustments to reconcile net income to net cash (used in) provided by operating activities
    Depreciation and amortization......................................................       6,024         5,156
    Amortization of intangible assets..................................................       2,174         1,820
    Writedown of goodwill..............................................................       1,000
    Provision for losses on trade receivables..........................................       2,585         3,960
    Deferred compensation..............................................................       1,519           845
    Changes in operating assets and liabilities, net of effects from business acquisitions
      Trade receivables................................................................     (25,807)      (23,640)
      Work-in-process inventories......................................................      (6,140)        1,483
      Other inventories................................................................        (396)         (136)
      Other current assets.............................................................          41         1,173
      Accounts payable.................................................................       2,924           424
      Accrued expenses.................................................................      (5,738)        3,756
      Accrued and deferred income taxes................................................        (196)       (4,741)
                                                                                         ----------    ----------
        Net cash (used in) provided by operating activities............................      (5,292)        4,166
                                                                                         ----------    ----------
Investing activities
  Business acquisitions, net of cash acquired..........................................      (3,200)       (1,406)
  Purchase of property, plant and equipment............................................      (7,809)       (9,270)
  Other, net...........................................................................      (1,601)         (829)
                                                                                         ----------    ----------
        Net cash used in investing activities..........................................     (12,610)      (11,505)
                                                                                         ----------    ----------
Financing activities
  Borrowings on notes payable to banks.................................................      71,400        52,200
  Repayments on notes payable to banks.................................................     (51,800)      (50,850)
  Principal payments on long-term debt and capital lease obligations...................        (149)         (162)
  Repurchase of common stock...........................................................      (2,178)       (3,065)
  Dividends paid.......................................................................        (655)         (481)
  Exercise of stock options............................................................       1,514         4,424
  Tax benefit realized upon exercise of stock options..................................         690         1,662
  Other equity transactions, net.......................................................         226            26
                                                                                         ----------    ----------
        Net cash provided by financing activities......................................      19,048         3,754
                                                                                         ----------    ----------
Increase (decrease) in cash and cash equivalents.......................................       1,146        (3,585)
Cash and cash equivalents, beginning of period.........................................       2,531         5,161
                                                                                         ----------    ----------
Cash and cash equivalents, end of period...............................................  $    3,677    $    1,576
                                                                                         ----------    ----------
                                                                                         ----------    ----------

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

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of July 31, 1998, and for the three and six month periods ended July 31, 1998 and 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.

2.  NET INCOME PER SHARE

    Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," and has disclosed basic and diluted net income per share for the three and six month periods ended July 31, 1998 and 1997, in accordance with the Standard.

    The denominator used to calculate diluted earnings per share includes the dilutive impact of stock options, which increase the actual weighted average number of shares outstanding by 892,711 and 748,801 for the three month periods ended July 31, 1998 and 1997, respectively and by 877,248 and 611,991 for the six month periods ended July 31, 1998 and 1997, respectively.

3.  BUSINESS ACQUISITIONS

    On June 15, 1998, the Company completed an acquisition under which the Company received substantially all operating assets and assumed certain liabilities of Executech, Inc. and an affiliated company, World Wide Scan Services, LLC, for cash consideration of $3.2 million. In addition, the agreement requires the Company to pay contingent cash consideration based on future performance of Executech, Inc. and World Wide Scan Services, LLC as defined by the purchase agreement.

4.  SUBSEQUENT EVENT

    Subsequent to July 31, 1998, the Company repurchased 104,000 shares of its common stock for approximately $2.4 million. A total of 204,000 shares have been repurchased in fiscal year 1999 and a cumulative total of 468,000 shares have been repurchased under the 1,500,000 authorized share repurchase program approved by the Board of Directors during fiscal year 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute 'forward-looking' statements within the meaning of the federal Securities laws. Such 'forward-looking' statements involve known and unknown risks, uncertainties, or achievements of the Company which may cause actual results to be materially different from any future results, performance, or achievements expressed or implied by such 'forward-looking' statements. These risks and uncertainties include, but are not limited to, the effect of economic and financial market conditions, government public reporting regulations, paper costs and the integration and performance of recent acquisitions.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenue of certain items in the Company's consolidated statements of operations for the three and six month periods ended July 31, 1998 and 1997, and the percentage change in the dollar amounts of such items between the periods.

                                                   THREE MONTHS ENDED JULY 31,                 SIX MONTHS ENDED JULY 31,
                                               ------------------------------------     ---------------------------------------
                                                                         PERCENTAGE                                  PERCENTAGE
                                                                          INCREASE                                    INCREASE
                                                    PERCENTAGE           (DECREASE)            PERCENTAGE            (DECREASE)
                                                    OF REVENUE           ----------            OF REVENUE            ----------
                                               ---------------------      1998 VS.      ------------------------      1998 VS.
                                                 1998         1997          1997          1998            1997          1997
                                               --------     --------     ----------     --------        --------     ----------
Revenue
  Financial..................................     40.9%        34.6%            52%        39.4%           36.5%            30%
  Corporate..................................     33.0         38.0             11         32.9            34.8             14
  Commercial and other.......................     16.3         16.5             27         17.1            17.7             17
  Document management services...............      9.8         10.9             15         10.6            11.0             16
                                               --------     --------                    --------        --------
    Total revenue............................    100.0        100.0             28        100.0           100.0             21
Cost of revenue..............................     63.6         64.5             27         62.4            62.5             20
                                               --------     --------                    --------        --------
    Gross profit.............................     36.4         35.5             31         37.6            37.5             21
Selling, general and administrative
 expenses....................................     25.1         24.9             29         26.0            25.4             23
                                               --------     --------                    --------        --------
    Operating income.........................     11.3         10.6             36         11.6            12.1             16
Interest expense.............................     (0.7)        (1.0)            (4)        (0.7)           (0.9)            (5)
Other income, net............................      0.1          0.2             (9)         0.2           --               419
                                               --------     --------                    --------        --------
    Income before provision for income
      taxes..................................     10.7          9.8             39         11.1            11.2             19
Provision for income taxes...................      4.8          4.4             40          4.9             5.0             19
                                               --------     --------                    --------        --------
    Net income...............................      5.9%         5.4%            38          6.2%            6.2%            19
                                               --------     --------                    --------        --------
                                               --------     --------                    --------        --------

    QUARTER ENDED JULY 31, 1998 COMPARED TO QUARTER ENDED JULY 31, 1997

    Revenue for the second quarter of fiscal year 1999 increased by $32.9 million or 28%, to $148.5 million. The financial revenue category increased 52% as a result of continued growth of financial market transactions. Our market share in the active mergers and acquisitions area has increased in all regions of the country, especially in the important New York market. The corporate revenue category continued to grow, posting an 11% increase compared to the same period last year. This category is less volatile than our financial transactions market. Investment Company Services sector revenue growth was the main contributor to the corporate revenue category increase with revenue impact from new clients and continued growth from existing clients. The 27% revenue increase in the commercial and other revenue category is primarily attributable to the Managed Communications Programs sector, which had revenue growth of 25%. The growth was led by increased activity with Cendant Corporation under our preferred vendor agreements. Revenue from real estate products and services also grew as a result of our expanded national sales force and the continued diversification of the product line to include direct mail and related mailing services. In addition, the election-year ballot production business was completed during the second quarter. The document management services revenue increased 15% in the second quarter. Leading the growth was a 42% increase in document service center revenue.

    Gross profit margin in the second quarter of fiscal year 1999 was comparable to the second quarter last year and was a result of our focus on large deals, which we define as those greater than $500,000, strong overall volume in our financial and corporate revenue categories and high utilization of our production facilities.

    Selling, general and administrative expenses increased in the second quarter compared to the same period last year. The overall increase in expenses is attributed to our continued expansion of sales and marketing activities in all business segments and in part, to variable costs inherently associated with sales and profitability. The Company expects continued investment in sales and marketing activities throughout the year.

    Other income, net was comparable on a quarterly basis and is attributable to rental income generated by tenants of our administration facilities in St. Paul, Minnesota and earnings related to the Quebecor Merrill Canada (QMC) joint venture, which is accounted for under the equity method of accounting.

    The effective income tax rate for the second quarter increased .4% to 44.9%, compared to 44.5% a year ago. The increase in the rate resulted from increased non-deductible business and entertainment expenses.

    Net income totaled $8.7 million, or 50 cents per diluted share, for the current quarter compared to $6.3 million, or 38 cents per diluted share, in the second quarter last year. Net income, as a percentage of revenue, increased primarily because of higher gross profit as discussed previously.

    SIX MONTHS ENDED JULY 31, 1998 COMPARED TO SIX MONTHS ENDED JULY 31, 1997

    Revenue for the six months ended July 31, 1998 increased by $46.5 million or 21%, to $272.0 million. The financial revenue category increased 30% as a result of the continued growth of financial market transactions during the current six month period. In addition, our market share in the active mergers and acquisitions transactions has increased in all regions of the country. The corporate revenue category increased by 14% with the increase being generated mainly from strong investment company services revenue and higher demand for corporate compliance work. Investment company services revenue has grown from existing as well as new clients. The 17% increase in commercial and other revenue was primarily the result of increased business generated by our managed communications programs. The main drivers were increased activity with Cendant Corporation under our preferred vendor agreements and revenue from real estate products and services. The commercial and other revenue also increased as a result of the election year ballot production work completed in the second quarter of fiscal year 1999. The document management services revenue category increased 16% from strong results in our contractual document service center business, which has increased 50% compared to the six month period ended July 31, 1997.

    The overall sales growth contributed to a $17.7 million increase in gross profit. The gross profit margin was comparable to the prior year six month period that also included strong overall volumes in our financial and corporate revenue categories and high utilization of our production facilities.

    Selling, general and administrative expenses increased $13.4 million to $70.7 million. This increase is a result of our continued expansion of sales and marketing activities in all business segments and variable costs associated with increased sales and profitability. In addition, general and administrative expenses increased because of a writedown of goodwill associated with Merrill Training and Technology, formerly

Merrill/Superstar Computing Company during the first quarter of fiscal 1998. These increases were offset by a reduction in the provision for losses on trade receivables.

    Other income, net increased in the first six months of fiscal year 1999 compared to the same period in fiscal year 1998. The increase is primarily attributable to earnings from the QMC joint venture.

    The effective income tax rate was 44.5% for both periods. The estimated effective income tax rate for fiscal year 1999 is estimated to be 44.5%. The effective income tax rate is higher than the federal statutory tax rate as a result of state income taxes, net of federal tax benefits, and non-deductible business and entertainment expenses.

    Net income totaled $16.7 million, or 97 cents per diluted share, for the current six month period compared to $14.1 million, or 85 cents per diluted share, in the six month period last year. Net income, as a percentage of revenue, was comparable for both periods.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at July 31, 1998 increased to $90.2 million from $79.3 million at January 31, 1998. Strong sales activity during the first six months of fiscal year 1999 resulted in increased accounts receivable and work-in-process inventory balances when compared to corresponding balances at January 31, 1998.

    The Company had net cash used in operating activities of $5.3 million in the first half of fiscal year 1999 compared to net cash provided by operating activities of $4.2 million in the first half of fiscal year 1998. This change is driven principally by an increase in work-in-process inventories and reductions in accrued expenses offset by increased accrued and deferred income taxes.

    Net cash used in investing activities was $12.6 million and $11.5 million for the six months ended July 31, 1998 and 1997, respectively. Capital expenditures during the first half of fiscal year 1999 approximated $7.8 million and were principally for leasehold improvements and reprographic and computer based production equipment. In addition, the acquisition of Executech, Inc. and World Wide Scan Services, LLC, for $3.2 million, was completed during the current second quarter.

    Net cash provided by financing activities was $19.0 million compared to $3.8 million for the six months ended July 31, 1998 and 1997, respectively. This change is primarily the result of increased borrowings under the Company's line of credit, which was used to fund current quarter operating activities and to repurchase approximately $2.2 million of the Company's common stock.

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt the new standard in the first quarter of fiscal year 2001. Although the Company has not completed a full analysis of all of the requirements of the new standard, the Company anticipates that this pronouncement will not have a material impact on the Company's consolidated financial statements.

YEAR 2000 CONVERSION

    The Company has a detailed Year 2000 project underway which addresses both its internal business systems including hardware, software, and firmware as well as its external business partners, suppliers and customers. The Company is also verifying Year 2000 readiness by third-party vendors, including external providers of software and hardware products and services. The Year 2000 project has progressed through the system inventory and prioritization stage into the remediation stage where programming changes are being made to the major business and production systems. The Company is also surveying key suppliers and customers regarding their Year 2000 readiness. The Company is formulating contingency plans that address internal processes, as well as external relationships based on the surveys. The Year 2000 project is on schedule and expenditures are proceeding at a rate consistent with the $900,000 previously disclosed in our January 31, 1998 management discussion and analysis. The total costs may be higher, contingent upon additional review of the issues. The Company, of course, does not have control over many Year 2000 matters. The nature of our society and the interconnected systems of government agencies, utilities, businesses and even individuals can affect our ability to provide goods and services to our customers, and by extension could also affect our financial position and results of operations. We are making every effort to evaluate, correct and test potential problem areas, but the resolution of Year 2000 questions by other entities in our network of relationships and the successful or unsuccessful implementation of our Year 2000 plan could adversely affect the Company.

                          PART II.--OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Registrant's annual meeting was held on May 28, 1998.

(b) The following matters were submitted to a vote of security holders:

    Proposal 1--Election of Directors

    To elect nine directors to terms expiring in 1999:

                                                                          VOTES        VOTES
DIRECTORS                                                                  FOR       WITHHELD
---------------------------------------------------------------------  ------------  ---------
Rick R. Atterbury....................................................    13,993,859      7,625
James R. Campbell....................................................    13,993,439      8,045
John W. Castro.......................................................    13,997,739      3,745
Ronald N. Hoge.......................................................    13,993,439      8,045
Frederick W. Kanner..................................................    13,992,839      8,645
Richard G. Lareau....................................................    13,187,261    814,223
Paul G. Miller.......................................................    13,991,439     10,045
Michael S. Scott Morton..............................................    13,992,473      9,011
Robert F. Nienhouse..................................................    13,993,439      8,045

ITEM 5.  OTHER INFORMATION.

    The Securities and Exchange Commission (the "SEC") has recently amended Rule 14a-4, which governs the Company's use of discretionary voting authority with respect to certain stockholder proposals. Rule 14a-4(c)(1) allows Company management to use their discretionary authority to vote proxies on stockholder proposals, without a discussion of the matter in the proxy statement, if the proponent of such proposal fails to notify the Company at least 45 days prior to the mailing date of the prior year's proxy statement. In order to provide stockholders with notice of the deadline for the submission of such proposals for the Company's 1999 Annual Meeting of Stockholders, the Company hereby notifies all stockholders that after March 23, 1999, any stockholder proposal submitted outside the process of SEC Rule 14a-8 will be considered untimely for purposes of SEC Rules 14a-4 and 14a-5(c).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.  Financial Data Schedule

    (b) Reports on Form 8-K

       None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    September 14, 1998

BY (SIGNATURE)            /s/ Kay A. Barber
(NAME AND TITLE)          Kay A. Barber, Chief Financial Officer
(DATE)                    September 14, 1998

                                 EXHIBIT INDEX

 EXHIBIT                                                                                   METHOD OF FILING
---------                                                                           -------------------------------
   27.     Financial Data Schedule................................................    Filed herewith electronically