Form 10-Q
period 1998-10-31
MERRILL CORP
filed 1998-12-15
CIK 790406

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

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on December 11, 1998 was 16,096,355.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.--FINANCIAL INFORMATION

                                                                                                             PAGE(S)
                                                                                                           -----------
ITEM 1.  FINANCIAL STATEMENTS

  Included herein is the following unaudited financial information:

    Consolidated Balance Sheets as of October 31, 1998 and January 31, 1998..............................           3

    Consolidated Statements of Operations for the three and nine month periods ended October 31, 1998 and
     1997................................................................................................           4

    Consolidated Statements of Cash Flows for the nine month periods ended October 31, 1998 and 1997.....           5

    Notes to Consolidated Financial Statements...........................................................           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........        7-10

                          PART II.--OTHER INFORMATION

                                                                                                             PAGE(S)
                                                                                                           -----------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................          11

SIGNATURES...............................................................................................          12

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                       OCTOBER 31,  JANUARY 31,
                                                                                          1998         1998
                                                                                       -----------  -----------
                                                                                       (UNAUDITED)
Current assets
  Cash and cash equivalents..........................................................   $   5,663    $   2,531
  Trade receivables, less allowance for doubtful accounts of $8,449 and $6,992,
    respectively.....................................................................     116,547      116,721
  Work-in-process inventories........................................................      14,305       13,686
  Other inventories..................................................................       9,226        7,112
  Other current assets...............................................................      12,400       10,290
                                                                                       -----------  -----------
    Total current assets.............................................................     158,141      150,340
Property, plant and equipment, net...................................................      43,749       41,045
Goodwill, net........................................................................      42,385       44,437
Other assets.........................................................................      12,992       10,657
                                                                                       -----------  -----------
    Total assets.....................................................................   $ 257,267    $ 246,479
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt...............................................   $   2,710    $     655
  Current maturities of capital lease obligations....................................         221          249
  Accounts payable...................................................................      28,301       29,142
  Accrued expenses...................................................................      34,644       41,033
                                                                                       -----------  -----------
    Total current liabilities........................................................      65,876       71,079
Long-term debt, net of current maturities............................................      38,110       40,225
Capital lease obligations, net of current maturities.................................       1,446        1,616
Other liabilities....................................................................       8,455        7,884
                                                                                       -----------  -----------
    Total liabilities................................................................     113,887      120,804
                                                                                       -----------  -----------
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 16,177,755 and
    16,315,136 shares, respectively, issued and outstanding..........................         162          163
  Undesignated stock: 500,000 shares authorized; no shares issued....................
  Additional paid-in capital.........................................................      17,882       22,401
  Retained earnings..................................................................     125,336      103,111
                                                                                       -----------  -----------
    Total shareholders' equity.......................................................     143,380      125,675
                                                                                       -----------  -----------
    Total liabilities and shareholders' equity.......................................   $ 257,267    $ 246,479
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                       OCTOBER 31                       OCTOBER 31
                                                              -----------------------------     ---------------------------
                                                                  1998             1997             1998           1997
                                                              ------------     ------------     ------------   ------------
Revenue.....................................................  $    119,759     $    112,091     $    391,731   $    337,551
Cost of revenue.............................................        80,659           72,717          250,299        213,526
                                                              ------------     ------------     ------------   ------------
  Gross profit..............................................        39,100           39,374          141,432        124,025
Selling, general and administrative expenses................        26,403           28,481           97,095         85,755
                                                              ------------     ------------     ------------   ------------
  Operating income..........................................        12,697           10,893           44,337         38,270
Interest expense............................................          (984)          (1,153)          (3,011)        (3,283)
Other income (expense), net.................................           (22)             351              487            449
                                                              ------------     ------------     ------------   ------------
  Income before provision for income taxes..................        11,691           10,091           41,813         35,436
Provision for income taxes..................................         5,203            4,384           18,607         15,663
                                                              ------------     ------------     ------------   ------------
  Net income................................................  $      6,488     $      5,707     $     23,206   $     19,773
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------
Net income per share:
  Basic.....................................................          $.40             $.35            $1.42          $1.23
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------
  Diluted...................................................          $.38             $.33            $1.35          $1.18
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------
Dividends per common share..................................          $.02             $.02            $ .06          $ .05
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------

Weighted average number of shares outstanding:
  Basic.....................................................    16,264,995       16,258,722       16,336,743     16,068,965
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------
  Diluted...................................................    16,982,401       17,208,345       17,160,710     16,793,500
                                                              ------------     ------------     ------------   ------------
                                                              ------------     ------------     ------------   ------------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                                OCTOBER 31
                                                                                         ------------------------
                                                                                            1998          1997
                                                                                         ----------    ----------
Operating activities
  Net income...........................................................................  $   23,206    $   19,773
  Adjustments to reconcile net income to net cash provided by operating activities
    Depreciation and amortization......................................................       9,134         7,950
    Amortization of intangible assets..................................................       3,309         3,052
    Writedown of goodwill..............................................................       1,000
    Provision for losses on trade receivables..........................................       3,458         3,002
    Deferred compensation..............................................................       1,724         1,139
    Changes in operating assets and liabilities, net of effects from business acquisitions
      Trade receivables................................................................      (2,572)      (26,000)
      Work-in-process inventories......................................................        (619)        4,243
      Other inventories................................................................      (2,114)         (763)
      Other current assets.............................................................        (635)       (1,286)
      Accounts payable.................................................................      (1,686)        3,005
      Accrued expenses.................................................................      (7,413)        4,978
      Accrued and deferred income taxes................................................      (1,372)       (4,911)
                                                                                         ----------    ----------
        Net cash provided by operating activities......................................      25,420        14,182
                                                                                         ----------    ----------
Investing activities
  Business acquisitions, net of cash acquired..........................................      (3,230)      (10,390)
  Purchase of property, plant and equipment............................................     (11,361)      (12,716)
  Other, net...........................................................................      (1,938)         (627)
                                                                                         ----------    ----------
        Net cash used in investing activities..........................................     (16,529)      (23,733)
                                                                                         ----------    ----------
Financing activities
  Borrowings on notes payable to banks.................................................      86,600        92,025
  Repayments on notes payable to banks.................................................     (86,600)      (88,175)
  Principal payments on long-term debt and capital lease obligations...................        (258)         (354)
  Repurchase of common stock...........................................................      (6,585)       (3,065)
  Dividends paid.......................................................................        (981)         (807)
  Exercise of stock options............................................................       1,832         5,327
  Tax benefit realized upon exercise of stock options..................................         785         2,141
  Other equity transactions, net.......................................................        (552)           79
                                                                                         ----------    ----------
        Net cash (used in) provided by financing activities............................      (5,759)        7,171
                                                                                         ----------    ----------
Increase (decrease) in cash and cash equivalents.......................................       3,132        (2,380)
Cash and cash equivalents, beginning of period.........................................       2,531         5,161
                                                                                         ----------    ----------
Cash and cash equivalents, end of period...............................................  $    5,663    $    2,781
                                                                                         ----------    ----------
                                                                                         ----------    ----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    The consolidated financial statements as of October 31, 1998, and for the three and nine month periods ended October 31, 1998 and 1997, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report.

2.  NET INCOME PER SHARE

    Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," and has disclosed basic and diluted net income per share for the three and nine month periods ended October 31, 1998 and 1997, in accordance with the Standard.

    The denominator used to calculate diluted earnings per share includes the dilutive impact of stock options, which increase the actual weighted average number of shares outstanding by 717,406 and 949,623 for the three month periods ended October 31, 1998 and 1997, respectively and by 823,967 and 724,535 for the nine month periods ended October 31, 1998 and 1997, respectively.

3.  SHAREHOLDERS' EQUITY

    The Company repurchased 238,700 shares of its common stock for approximately $4.4 million during the third quarter of fiscal year 1999. A total of 338,700 shares for approximately $6.6 million have been repurchased in fiscal year 1999 and a cumulative total of 602,700 shares have been repurchased under the 1,500,000 authorized share repurchase program approved by the Board of Directors during fiscal year 1997.

4.  BUSINESS ACQUISITIONS

    On June 15, 1998, the Company completed an acquisition under which the Company received substantially all operating assets and assumed certain liabilities of Executech, Inc. and an affiliated company, World Wide Scan Services, LLC, for cash consideration of $3.2 million. In addition, the agreement requires the Company to pay additional cash consideration some of which is based on future performance of Executech, Inc. and World Wide Scan Services, LLC.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenue of certain items in the Company's consolidated statements of operations for the three and nine month periods ended October 31, 1998 and 1997, and the percentage change in the dollar amounts of such items between the periods.

                                                  THREE MONTHS ENDED OCTOBER 31,             NINE MONTHS ENDED OCTOBER 31,
                                               ------------------------------------     ---------------------------------------
                                                                         PERCENTAGE                                  PERCENTAGE
                                                                          INCREASE                                    INCREASE
                                                    PERCENTAGE           (DECREASE)            PERCENTAGE            (DECREASE)
                                                    OF REVENUE           ----------            OF REVENUE            ----------
                                               ---------------------      1998 VS.      ------------------------      1998 VS.
                                                 1998         1997          1997          1998            1997          1997
                                               --------     --------     ----------     --------        --------     ----------
Revenue
  Financial..................................     33.5%        37.3%            (4)%       37.6%           36.8%            19%
  Corporate..................................     31.1         32.8              1         32.4            34.1             10
  Commercial and other.......................     21.5         18.7             23         18.4            18.0             19
  Document management services...............     13.9         11.2             33         11.6            11.1             22
                                               --------     --------                    --------        --------
    Total revenue............................    100.0        100.0              7        100.0           100.0             16
Cost of revenue..............................     67.4         64.9             11         63.9            63.3             17
                                               --------     --------                    --------        --------
    Gross profit.............................     32.6         35.1             (1)        36.1            36.7             14
Selling, general and administrative
 expenses....................................     22.1         25.4             (7)        24.8            25.4             13
                                               --------     --------                    --------        --------
    Operating income.........................     10.5          9.7             17         11.3            11.3             16
Interest expense.............................     (0.8)        (1.0)           (15)        (0.8)           (1.0)            (8)
Other income (expense), net..................       --          0.3           (106)         0.2             0.2              8
                                               --------     --------                    --------        --------
    Income before provision for income
      taxes..................................      9.7          9.0             16         10.7            10.5             18
Provision for income taxes...................      4.3          3.9             19          4.8             4.6             19
                                               --------     --------                    --------        --------
    Net income...............................      5.4%         5.1%            14          5.9%            5.9%            17
                                               --------     --------                    --------        --------
                                               --------     --------                    --------        --------

    QUARTER ENDED OCTOBER 31, 1998 COMPARED TO QUARTER ENDED OCTOBER 31, 1997

    Revenue for the third quarter of fiscal year 1999 increased by $7.7 million or 7% to $119.8 million. The financial revenue category decreased 4% in the third quarter compared to the prior year's third quarter. The third quarter decline in transaction revenue partially reflects the sharp decline in market activity during the late summer and early fall timeframe. The fall market volatility dropped the transaction deal activity more than 50 percent from summer levels. The third quarter decline is primarily represented by reduced financial transaction activity in the June to August timeframe. We expect to experience most of the effect of the late summer and fall market downturn in our fourth quarter and possibly the first quarter of our next fiscal year. The corporate revenue category increased 1% compared to the same period last year. Our corporate compliance work, (10Ks, 10Qs and proxies) decreased in the third quarter from timing of work completion in earlier quarters of fiscal year 1999 when compared to fiscal year 1998. Investment Company Services sector revenue continued its strong growth driven by increased revenue from existing customers and the addition of five major new clients this year. The 23% revenue increase in the commercial and other revenue category is primarily attributable to the Managed Communications Programs sector, which had revenue growth of 18%. The growth was led by increased activity with Cendant Corporation under our preferred vendor agreements. There was also election-year ballot production revenue that contributed to the third quarter growth in this revenue category. The document management services revenue increased 33% in the third quarter. Leading the growth was a 45% increase in reprographics revenue, with approximately half of this growth the result of our second quarter acquisition of Executech, Inc. Document service center revenue growth was 19% for the third quarter, with same site revenue increases of 11%.

    Gross profit margin in the third quarter of fiscal year 1999 declined to 32.6% from 35.1% in the third quarter of fiscal year 1998. The weakening financial transaction market and lower production volume in our financial and corporate revenue categories contributed to this decreased margin. A significant portion of our cost structure is fixed and thus lower utilization of our production facilities in the third quarter of fiscal year 1999 impacted gross profit margin.

    Selling, general and administrative expenses decreased in the quarter compared to the prior year period. The overall decrease in expenses is attributable to lower selling and marketing costs and reduced incentive compensation expenses to reflect our revised profitability expectations for the full fiscal year offset by an increase in the provision for losses on trade receivables. The prior year quarter included higher provisions for incentive compensation based on profit expectations and continued expansion of sales and marketing activities offset by a decrease in the provision for losses on trade receivables.

    Interest expense declined in the third quarter compared to the same period last year and is mainly attributable to reduced interest costs associated with the Company's line of credit arrangement as a result of lower borrowing requirements for working capital in the current third quarter.

    The effective income tax rate for the third quarter increased 1.1% to 44.5%, compared to 43.4% in the same period a year ago. The increase in the rate resulted primarily from increased non-deductible business and entertainment expenses.

    Net income totaled $6.5 million, or 38 cents per diluted share, for the current quarter compared to $5.7 million, or 33 cents per diluted share, in the third quarter last year. Net income, as a percentage of revenue, increased primarily because of lower selling, general and administrative expenses as discussed previously.

    NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
     1997

    Revenue for the nine months ended October 31, 1998 increased by $54.2 million or 16%, to $391.7 million. The financial revenue category increased by 19% as a result of the growth of financial market transactions through July 1998 offset by the decline in the third quarter as commented previously. The corporate revenue category increased by 10% with the increase from strong investment company services revenue and steady demand for corporate compliance work. Investment company services revenue has grown from existing as well as new clients. The 19% increase in commercial and other revenue was primarily the result of increased business generated by our Managed Communications Programs sector. The main drivers were increased activity with Cendant Corporation under our preferred vendor agreements, revenue from real estate products and services and election year ballot production work completed in the nine months. The document management services revenue category increased 22% from strong results in our contractual document service center business, which has increased 38% compared to the nine months, ended October 31, 1997. Contributions from our acquisition of Executech, Inc. in second quarter of fiscal year 1999 have also increased the revenue growth for the nine months.

    The overall sales growth contributed to a $17.4 million increase in gross profit. The gross profit margin was comparable to the prior year nine month period that also included strong overall volumes in our financial and corporate revenue categories and high utilization of our production facilities.

    Selling, general and administrative expenses increased $11.3 million to $97.1 million. This increase is primarily a result of increased selling expenses in the first six months this year. In addition, general and administrative expenses increased because of a writedown of goodwill associated with Merrill Training and Technology, formerly Merrill/Superstar Computing Company during the first quarter of fiscal year 1999.

    Interest expense declined in the nine months compared to the same period last year and is mainly attributable to capitalizing interest on office remodeling.

    Other income (expense), net was consistent for the first nine months of fiscal year 1999 compared to fiscal year 1998. The primary contributors to other income are office rental income and the earnings related to the Quebecor Merrill Canada (QMC) joint venture, which is accounted for under the equity method of accounting.

    The effective income tax rate for the nine months increased .3% to 44.5%, compared to 44.2% for the same period a year ago. The effective income tax rate is higher than the federal statutory tax rate as a result of state income taxes, net of federal tax benefits, and non-deductible business and entertainment expenses.

    Net income totaled $23.2 million or $1.35 per diluted share, for the current nine month period compared to $19.8 million or $1.18 per diluted share, in the nine month period last year. Net income, as a percentage of revenue, was comparable for both periods.

LIQUIDITY AND CAPITAL RESOURCES

    The Company continued to strengthen its financial position during fiscal year 1999. At October 31, 1998 working capital increased to $92.3 million from $79.3 million at January 31, 1998. The current ratio at October 31, 1998, was 2.4:1 compared with 2.1:1 at January 31, 1998. Working capital increased primarily from higher inventories and lower accruals for incentive compensation.

    The Company had net cash provided by operating activities of $25.4 million in the first nine months of fiscal year 1999 compared to net cash provided by operating activities of $14.2 million in the first nine months of fiscal year 1998. This change is driven principally by a decrease in accounts receivable and work-in-process inventories offset by decreases in accounts payable and accrued expenses.

    Net cash used in investing activities was $16.5 million and $23.7 million for the nine months ended October 31, 1998 and 1997, respectively. Capital expenditures during the first nine months of fiscal year 1999 approximated $11.4 million and were principally for reprographic and computer based production equipment and for leasehold improvements. Capital expenditures in the third quarter of fiscal year 1999 were down slightly from the second quarter.

    Net cash used in financing activities was $5.8 million compared to cash provided by financing activities of $7.2 million for the nine months ended October 31, 1998 and 1997, respectively. This change is primarily the result of repayment of borrowings under the Company's line of credit and repurchases of common stock offset by stock option exercises.

    Merrill Corporation has repurchased 338,700 shares of its common stock for approximately $6.6 million in fiscal year 1999 (238,700 shares for approximately $4.4 million in the third quarter). A cumulative total of 602,700 shares have been repurchased under the 1,500,000 authorized share repurchase program approved by the Board of Directors during fiscal year 1997.

    The Company regularly invests excess operating cash in overnight repurchase agreements that are subject to changes in short-term interest rates. Accordingly, the Company believes that the market risk arising from its holding of these financial instruments is minimal.

YEAR 2000 READINESS

    Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. Merrill Corporation has a Year 2000 project underway that addresses our internal business systems including software, hardware and firmware as well as external business partners, supply chains, and customers. Our plan includes the following steps:

    - ASSESSMENT. We are identifying systems and individual components of systems that contain potentially corrupt computer codes.

    - REMEDIATION. We are making decisions on how to make systems and processes Year 2000-ready, then proceeding to make the necessary changes.

    - THIRD-PARTY VENDORS. We are surveying for Year 2000 readiness by material third-party vendors, including external providers of software and hardware products, as well as print producers.

    - CONFIGURATION MANAGEMENT. We track source code components of an application and changes to the components to manage the remediation process.

    - VALIDATION/TESTING. We are testing data and reviewing results to determine that errors were not introduced during the conversion process.

    - CONTINGENCY PLANNING. We are formulating contingency plans that address the continuum from minor administrative interruptions to failure of mission critical processes.

    Our project plan includes initial testing and remediation begun last year and continuing into the fourth quarter of the fiscal year ending January 31, 1999 ("fiscal 1999"). The Company also plans on completing the surveying of key suppliers in the fourth quarter of fiscal 1999. Based on those supplier surveys, the Company plans on developing contingency plans, if necessary, in the first quarter (April 30, 1999) of fiscal year 2000.

    We plan to ready Merrill's internal systems and electronic data links by first quarter (April 30, 1999) of the fiscal year ending January 31, 2000 ("fiscal 2000"), and resolution of any supplier problems by second quarter (July 31, 1999) of fiscal 2000. We have surveyed our major utility companies and have received some response statements. We are in the process of analyzing those statements and following up, where needed, for clarity.

    A master project plan has been developed and a Steering Committee meets regularly to monitor the plan and address issues. The project has progressed through the system assessment stage into the remediation stage where programming changes are being made to major business and production systems. The Company believes that the project is currently on schedule.

    The Company estimates that the total cost to identify and remediate Year 2000 problems is approximately $3.0 million. Approximately $750,000 of these costs have been incurred as of October 31, 1998. These costs are expensed as incurred. These costs are primarily consultant and payroll-related costs for the Company's information technology group and some computer hardware and software package upgrade purchase costs. Such costs do not include normal system upgrades and replacements.

    Detailed system-by-system status for major systems is available on our web site (http:// www.merrillcorp.com) for those interested parties.

    We, of course, do not have control over many Year 2000 problems. The nature of our society and the interconnected systems of government agencies, utilities, businesses and even individuals can affect our ability to provide goods and services to our customers, and by extension could also affect our financial position. We are making every effort to evaluate, correct, and test potential problem areas, but ultimately, the resolutions of Year 2000 questions by other entities in our network of relationships could influence us significantly.

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

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    December 15, 1998

BY (SIGNATURE)            /s/ Kay A. Barber
(NAME AND TITLE)          Kay A. Barber, Chief Financial Officer
(DATE)                    December 15, 1998

                                 EXHIBIT INDEX

 EXHIBIT                                                                                   METHOD OF FILING
---------                                                                           -------------------------------
   27.     Financial Data Schedule................................................    Filed herewith electronically