Form 10-K
period 1999-01-31
MERRILL CORP
filed 1999-05-03
CIK 790406

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER:  0-14082
                            ------------------------

                              MERRILL CORPORATION
             (Exact name of Registrant as specified in its charter)

                   MINNESOTA                                       41-0946258
        (State or other jurisdiction of               (I.R.S. Employer Identification No.)
        incorporation or organization)

              ONE MERRILL CIRCLE
              ST. PAUL, MINNESOTA                                     55108
   (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (651) 646-4501

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ____ No _X_

    As of April 15, 1999, 15,919,680 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market) excluding outstanding shares owned beneficially by officers and directors, was approximately $190,391,201.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the Fiscal Year ending         Parts I, II and
  January 31, 1999.............................................................  IV
Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders....  Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  INTRODUCTION

    Merrill Corporation provides a full range of typesetting, printing, document management and reproduction, distribution and marketing communication services to financial, legal, investment companies and corporate markets. Our headquarters are in St. Paul, Minnesota and we have 35 other locations in major cities across the United States, including seven regional printing plants and two distribution centers. We also service financial and corporate printing clients internationally with strategic relationships in Canada, Europe, Asia and Australia, and through arrangements with printing companies in many cities around the world.

    In June 1998, we acquired substantially all of the assets of Executech, Inc. and World Wide Scan Services, LLC through our wholly-owned subsidiary Merrill/Executech, Inc. Merrill/ Executech, Inc. provides an electronic document imaging, coding and retrieval system for law firms and corporate law departments. In April 1999, we acquired substantially all of the assets of Daniels Printing, Limited Partnership, through our wholly-owned subsidiary Merrill Daniels, Inc. Merrill Daniels, Inc. provides financial, corporate and commercial printing services.

    Merrill Corporation is a Minnesota corporation that was organized in 1968 under the name "K.F. Merrill Company." Our main offices are at One Merrill Circle, Energy Park, St. Paul, Minnesota 55108, telephone (651) 646-4501.

    NOTE THAT THROUGHOUT THIS FORM 10-K, WE "INCORPORATE BY REFERENCE" CERTAIN INFORMATION IN PARTS OF OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (SEC). THE SEC ALLOWS US TO DISCLOSE IMPORTANT INFORMATION BY REFERRING TO IT IN THAT MATTER. PLEASE REFER TO SUCH INFORMATION.

                               BUSINESS SEGMENTS

    We have two reportable segments: Specialty Communication Services and Document Services. Under specialty communication services, we include three business units: Financial Document Services, Investment Company Services and Managed Communications Programs. Revenue generated by these three business units is categorized as financial, corporate and commercial and other. Document Management Services is the sole business unit reported in the document services segment. Revenue generated by this business unit is categorized as Document Management Services. For additional information, please see pages 16, 17 and 34 of our 1999 Annual Report to Shareholders, which is incorporated by reference into this Form 10-K.

    On February 1, 1999, we created a fifth line of business called the Merrill Print Group. This business unit manages all of our printing operations. The Merrill Print Group will be included within our reportable segment--specialty communication services.

                            DESCRIPTION OF BUSINESS

    We are a document management and services company using advanced computer and telecommunications technology to provide a full range of services to our customers. Specifically, we provide typesetting, printing, electronic document formation and distribution, electronic imaging, coding and scanning, reproduction, facilities management, distribution and marketing communication services.

REVENUE CATEGORIES OF SERVICE

    The following table shows the percentage of revenue we have produced in each reportable segment for our past three fiscal years:

                                      PERCENTAGE OF REVENUE
                                     YEAR ENDING JANUARY 31,
                              -------------------------------------
                                 1999         1998         1997
                              -----------  -----------  -----------
Specialty Communications
  Services:
  Financial.................       36.5%        38.2%        40.6%
  Corporate.................       31.4%        31.6%        27.6%
  Commercial & Other........       19.7%        18.5%        20.6%
                                  -----        -----        -----
                                   87.6%        88.3%        88.8%
Document Services...........       12.4%        11.7%        11.2%
                                  -----        -----        -----
    Total...................      100.0%       100.0%       100.0%
                                  -----        -----        -----
                                  -----        -----        -----

SPECIALTY COMMUNICATION SERVICES

    FINANCIAL AND CORPORATE REVENUE

    OVERVIEW OF PRODUCTS AND SERVICES. The financial revenue category includes the production and distribution (electronic and paper) of time-sensitive, transactional financial documents, such as registration statements, prospectuses and other printed materials that are part of business financings and acquisitions. These documents are marketed through our Financial Document Services business unit. Our corporate revenue category includes the production and distribution (electronic and paper) of regulatory compliance and marketing documents that are prepared at regular intervals and includes documents marketed through both our Financial Document Services and Investment Company Services business units. Examples of these documents are:

-  annual and quarterly reports for public companies;

-  proxy materials for public companies and investment companies;

- registration statements for unit investment trusts, mutual funds and variable annuities; and

- financial reports and marketing materials for unit investment trusts, mutual funds and variable annuities.

    ELECTRONIC DISTRIBUTION OF PRODUCTS AND SERVICES. Our financial and corporate revenue categories also include revenue from the electronic distribution of transactional and regulatory compliance and marketing documents. Both the SEC and the Canadian Securities Administrators (CSA) require public companies or their agents to file most disclosure information in an electronic format. The SEC currently requires these filings to be made in ASCII text format (American Standard Code for Information Interchange), with optional HTML format (Hypertext Mark-up Language) filings beginning in May 1999. In May 1999, the SEC will also permit courtesy copy filings in PDF formats (Portable Document Format). The CSA requires their regulatory filings to be made in PDF, Microsoft Word or WordPerfect formats. We offer electronic filing with both the SEC, through the EDGAR system, and CSA, through the SEDAR system.

    In addition to our EDGAR and SEDAR services, we also electronically distribute transactional, regulatory compliance and marketing documents through the Internet (through a dedicated web-site or through a client's web-site) and e-mail. We use the following products for document creation, preparation and electronic distribution to our clients:

- MERRILL E-COLLABORATE-TM- is a web-based document management tool that is designed to streamline the creation of time sensitive documents. It provides a secure electronic work space where working group members can offer comments and review our proofs instantly, without having to wait for couriers or standard e-mail messages. MERRILL E-COLLABORATE-TM- also has a built in address book with e-mail capabilities, a group discussion area and links to various securities law publications.

- MERRILL E:PROOF-TM- is an electronic distribution method of typeset and EDGAR documents through Internet e-mail or a secure point-to-point connection. Documents distributed through MERRILL E:PROOF-TM- can be viewed on-screen, distributed by e-mail or printed as hard copy from any computer with access to e-mail and a printer. MERRILL E:PROOF-TM- eliminates the need for time-consuming and costly couriers, faxes and mail services. All documents distributed via MERRILL E:PROOF-TM- are password protected and encrypted to ensure a secure document.

- MERRILL< >LINK-TM- permits a client to receive sharp, clear page proofs right in a client's office without the necessity of couriers, e-mail or faxes through the use of a remote printer. MERRILL< >LINK-TM- has multiport capabilities permitting printers in multiple locations to receive proof pages simultaneously. All proofs distributed through MERRILL< >LINK-TM- exactly mirror the printed document.

- MBD< >LINK-TM- offers clients the ability to print a blueline directly in their office, eliminating the need for courier and overnight delivery of bluelines. MBD< >LINK-TM- generates a full-size booklet-form blueline with color breaks represented.

    INVESTMENT COMPANY SERVICES' SOFTWARE TOOLS. A growing and increasingly important portion of our corporate revenue category includes license, maintenance and other fees for several software products used by our clients in managing, creating, disseminating and otherwise distributing corporate documents. We offer the following software tools to our investment companies:

- MERRILL TEXTMANAGER-TM- is a Microsoft Word-based tool that allows a mutual fund client to create, manage and share text among multiple users, facilitating collaboration within and among teams. MERRILL TEXTMANAGER-TM-creates an electronic library of text that can be accessed and retrieved. It also tracks changes within individual documents and changes among groups of documents.

- MERRILLREPORTS-TM- is a software program that assists investment companies in preparing its shareholder reports by automating the process of creating, typesetting and transmitting financial reports. MERRILLREPORTS-TM- is customized to fit a fund's accounting system and is customized to the specific requirements of each fund's financial mapping and style. MERRILLREPORTS-TM- allows a mutual fund to create and distribute its own proofs internally and to its filing agent.
- MERRILLCONNECT-TM- is an integrated software system that completely manages the sales and marketing process for investment companies including: (i) order entry; (ii) database management; and (iii) fulfillment. The system combines sales tracking and marketing activity information with actual cash flows through an interface with a fund's transfer agent. MERRILLCONNECT-TM- also gives investment companies the ability to accept orders directly through the Internet (either through an investment company's own web-site or on a site hosted by us).

- ELECTRONIC DISTRIBUTION SERVICES (EDS) is a client consent database system designed to comply with SEC regulations requiring fund companies to obtain consent from an investor before sending them electronic information. EDS manages the process by keeping a database of client consent replies, as well as client preferences for diskette, CD-ROM or Internet distribution.

    MARKETING OF FINANCIAL AND CORPORATE REVENUE PRODUCTS. Our Financial Document Services business unit is responsible for marketing our financial and corporate revenue products to executives of corporations whose securities are or are about to be publicly traded and to their advisers (corporate finance underwriters, municipal bond underwriters, and attorneys). We sell these products and services nationwide through a direct sales organization operating from our service facilities and sales offices. We market in Canada through employees of our joint venture, Quebecor Merrill Canada Inc. Internationally, we sell with Burrups, Ltd. through direct sales by employees of each company.

    Our Investment Company Services business unit is responsible for marketing our financial and corporate revenue products to mutual fund, variable annuity and unit investment trust managers. We sell these products nationwide through a direct sales organization operating from our service facilities and sales offices.

    MARKET FLUCTUATIONS AND SEASONALITY. Our financial revenue category is affected by conditions in the United States' capital markets. Our revenue and operating results in this revenue category depends upon the volume of public financings and mergers and acquisition activities, which are influenced by corporate funding needs, stock market fluctuations, prevailing interest rates, and general economic and political conditions. A portion of our corporate revenue is seasonal as the greatest number of proxy statements, 10-Ks and annual reports are required to be printed during our first fiscal quarter.

    COMMERCIAL AND OTHER REVENUE

    OVERVIEW OF PRODUCTS AND SERVICES. The commercial and other revenue category includes the following document services:

-  custom marketing communication services to corporate customers;

- creation, production, management and distribution services for branded marketing, corporate and compliance materials for large, geographically dispersed national customers with large employee, sales or agent bases; multiple franchisees, locations, divisions or affiliates; or large customer bases. These include real estate companies, financial service companies, healthcare organizations, travel and hospitality companies, retailers and the general business market.

    In addition to the above services, the commercial and other revenue category includes revenue from the production of other commercial documents including:

-  health care provider directories,

-  price catalogs,

-  insurance industry annual reports,

-  sample ballots,

-  directories, and

-  technical manuals.

    In 1999, we introduced several new products to assist our clients sell more real estate. One is called MERRILL NET:PROSPECT PLUS-TM-, a turnkey, on-line management and direct mail fulfillment system, customizable to individual real estate broker specifications. We also launched MERRILL PREFERRED PAGES-TM-, a professional agent and broker web-site design and hosting service. MERRILL PREFERRED PAGES-TM- provides valuable consumer content, including personal information, property listings, open house listings, school data, mortgage calculators and home buying articles.

    MARKETING OF COMMERCIAL AND OTHER REVENUE. Our Managed Communications Programs business unit is responsible for marketing our commercial and other revenue products to large, geographically dispersed national customers with large employee, sales or agent bases; multiple franchisees, locations, divisions or affiliates; or large customer bases. We sell our services primarily to real estate companies, financial service companies, healthcare organizations, travel and hospitality companies, retailers and the general business market. We sell our Managed Communications Programs services nationwide through the Internet, direct mail and telemarketing, operating from our service facilities and sales offices located primarily in St. Cloud, Minnesota and Monroe, Washington and through a newly established, regionally based direct sales force. Since our program typically changes the way our clients run their businesses, our sales cycle for our Managed Communications Programs products is typically 12 to 18 months, with an additional 12 to 18 months to implement the new program for the customer.

DOCUMENT SERVICES

    DOCUMENT MANAGEMENT SERVICES REVENUE

    OVERVIEW OF PRODUCTS AND SERVICES. We provide comprehensive document management services for our customers. We work both on an ongoing basis, which can include management of the client's entire photocopying, desktop publishing, imaging and/or mailroom facilities, and on a transactional basis, which includes photocopying, electronic imaging and scanning services as needed. We also provide a software product that allows a customer to electronically image, code and retrieve documents for litigation management. We license this software product separately to clients or as a part of our overall document management and imaging programs.

    We offer comprehensive office photocopying, desktop publishing and mailroom facility management services to our customers in Document Service Centers (DSCs) within their offices. Our services include providing a client's total document management needs, including on-site employees, equipment and management of the operation. We typically enter into three-year agreements with our clients to provide a range of services at their location. We help our customers determine their needs, and provide the equipment, staff, and management to meet those needs. Since most of our DSCs are located in cities where we have our own service facilities, we can provide back-up capacity and personnel to our DSC customers as needed.

    The transactional portion of our document management services revenue includes document reproduction for projects that are time-sensitive or otherwise require special services, such as photocopying or imaging documents for large litigation matters. We produce the photocopies and images at our own service facilities or we place photocopying or imaging equipment and personnel at the client's office. Document reproduction services require rapid turnaround and availability twenty-four hours per day. Our document reproduction customers typically have several boxes of documents that may be in file folders, stapled or on varying sizes of paper. We take apart, photocopy or image and reassemble the original documents as instructed by the client. We also provide sequential numbering, binding and indexing services for these documents, if requested. These services are provided manually, if we are photocopying documents and electronically, through E-TECH-TM-, if we are imaging documents. Photocopying and imaging projects range from single copies of short documents to very complicated tasks.

    Our service facilities include document management equipment and personnel. Each service facility is equipped with high-performance photocopying equipment. We also operate document reproduction facilities in Los Angeles (3 centers) and San Francisco, California; Denver, Colorado; St. Paul, Minnesota; Chicago, Illinois; Dallas and Houston, Texas; Boston, Massachusetts; Union, New Jersey; and Washington, D.C.

    With our acquisition of Executech, Inc. and World Wide Scan Services, LLC in fiscal 1999, we now offer our clients another tool for litigation management--E-TECH-TM-. Our E-TECH-TM- software is a document imaging, coding and retrieval system that enables our customers to analyze, sort, folder, annotate, edit and print litigation documents. As part of the total solution to litigation management, using E-TECH-TM-, we also offer:

-  scanning--performed at our customer's site or at a local Merrill facility;

-  coding--completed from images and performed by us or our customer's staff;

- systems integration/technical support-- including installation and customized programming services if requested; and

- central site repositories-- providing customers the flexibility to store documents at our central locations.

    Our E-TECH-TM- software also electronically captures email files and their attached documents. This module, EFD, automatically extracts bibliographic information, such as dates, sender and all recipients including carbon and blind copies, preserves all attachment relationships and automatically extracts textual content on a page basis for full text searches.

    MARKETING OF DOCUMENT MANAGEMENT SERVICES REVENUE. Our Document Management Services business unit is responsible for marketing our Document Management Services products to lawyers, paralegals, law office administrators, and legal departments of corporations. We sell our Document Management Services nationwide through a direct sales organization operating from our service facilities and sales offices.

PRINTING OPERATIONS AND PRODUCTION OF DOCUMENTS

    MANUFACTURING CAPABILITIES

    We operate financial and corporate printing plants in St. Paul, Minnesota; Los Angeles, California; Chicago, Illinois; Dallas, Texas; Union, New Jersey; and Everett, Massachusetts. We have found it advantageous to operate printing presses at these locations to service primarily our

Financial Document Services and Investment Company Services business unit customers. We also service a portion of our recurring corporate and commercial printing business through these facilities. Corporate and commercial printing is generally more predictable in volume and less time-sensitive in nature than financial printing. Because we use the presses for both types of printing, we retain the flexibility to meet the immediate demands of financial printing. With our acquisition of Daniels Printing, Limited Partnership and the addition of our plant in Everett, Massachusetts, we have expanded our financial and corporate printing capabilities by adding high-quality, eight-color sheet-fed presses; high-speed cold-set web presses and improved prepress capabilities.

    In addition to our financial and corporate printing plants, we also operate a printing plant in St. Cloud, Minnesota for our specialized color printing services, primarily for our Managed Communications Programs business unit. Our centralized production and fulfillment center benefits both the national account client and its member organizations. The national account client can control the use of its trademarks and enjoy the economies of mass production. The members, the ultimate consumers of our services, receive quality products, fast delivery and prices that we believe are competitive with prices charged by local print shops.

    In all markets, we have identified several printers capable of meeting our production needs on an "as required" basis in the event customer demand exceeds our capacity. We use associated printers when we need additional capacity in markets where we do not own presses, when special printing equipment is needed, or when we have overflow work. We generally select associated printers on a job-by-job basis, based upon considerations of price, availability and suitability of press equipment.

    PRODUCTION OF FINANCIAL AND CORPORATE DOCUMENTS

    The production of financial and corporate documents requires rapid typesetting, printing and electronic conversion services that are available twenty-four hours per day and tailored to the exacting demands of our customers. We receive information directly from our customers in various forms, including typed or handwritten pages, e-mails, faxes, disks, secure uploads via the Internet, and direct links from customers' computers. The information may come into any one of our offices, which will transmit it by facsimile or direct electronic connection (modem) to our centralized production facilities for processing into a typeset or electronic document. Each document typically goes through many cycles of proofreading and editing.

    Each version of a document is typeset or converted to an electronic format required by the SEC or the CSA, and distributed to the people drafting it, including corporate executives, investment bankers, attorneys and accountants. Since the drafters are often at various locations, the proofs must be delivered simultaneously to different cities, worldwide. Proofs are delivered to our customers on paper or electronically, using Merrill E-COLLABORATE-TM-, MERRILL E-PROOF-TM- or MERRILL< >LINK-TM-. In addition, we distribute digital bluelines through MBD< >LINK-TM-.

    Just before the final version of a financial or corporate document is completed, the drafting group usually meets in one of our conference rooms in our offices. We have over 200 conference rooms in the United States. Additional conference facilities are available through our joint venture arrangements worldwide. These "in-houses" are one of the most time-critical services that we provide. In-house sessions require the accurate and rapid turnaround of the edited pages and expert knowledge of the documents and filing requirements of the SEC and CSA. We also need to provide a comfortable and pleasant environment for the many hours of drafting. After the customers have made their final changes, we quickly prepare an electronic submission for filing through EDGAR or SEDAR. We also may create paper copies of the document and exhibits for filing with other regulatory authorities. The document is then printed, collated, bound and distributed in booklet form, or, at the client's request, electronically. Our electronic distribution is frequently performed through the Internet via secure e-mail in either PDF or HTML formats.

    "HUB AND SPOKE" NETWORK

    We use computers and telecommunication technology to create a "hub and spoke" network for our financial and corporate document services, linking our composition centers in St. Paul, Minnesota and suburban Baltimore, Maryland (the hubs) with our 23 service facilities in the United States (the spokes). We also have the technology to link the hubs directly to our customers and to our international partners and affiliates.

- CENTRALIZED PRODUCTION. We have computer systems in our central production facility located in St. Paul, Minnesota that work with communication technology and software we operate. We use computers, communication controllers, text entry and editing stations, digital-imaging equipment, and a number of special purpose computer subsystems that we have developed, for data conversion and information management. Each critical piece of equipment in the system has at least one back-up device. We designed the computer systems to be high-performance, reliable, and secure.

- NATIONAL COMMUNICATIONS NETWORK. We have a private telecommunication network connecting our service facilities with the hubs. We transmit documents and production control information electronically among our offices. The network consists of digital lines connecting each of our service facilities with the hubs, routers and the software that controls the communications. Designed to operate continuously, the network is highly efficient and reliable. In the event any section of our network fails, we have a back-up service for each section.

- SERVICE FACILITIES. We staff service facilities with sales, administrative, customer service, typesetting, production, duplication and distribution personnel. The service facilities have conference rooms with support staff, office equipment and amenities to give our customers a comfortable work environment to meet, write and revise their documents. The service facilities have photo-imaging equipment to produce high quality images using the electronic information received from the hubs. Within minutes of completion, we can transmit documents to one or more service facilities for distribution.

- INTERNATIONAL SERVICE. We, together with Burrups, Ltd., a London-based financial printing company, market international financial transaction business worldwide as Merrill Burrups. Both companies work together to give customers integrated document typesetting, printing and distribution services wherever the document originates or needs to be delivered. Merrill Burrups has full service facilities in Paris, France; Frankfurt, Germany; Luxembourg; and Tokyo, Japan. Merrill Burrups has additional facilities in Melbourne, Australia; Hong Kong, China; Singapore; and Tel Aviv, Israel for use in our joint international service. In Canada, we market financial transactions through our joint venture with Quebecor Merrill Canada. Quebecor Merrill Canada operates in four Canadian cities.

    We have also established relationships with financial printing companies in 47 countries who provide services to us on an "as needed" basis. We have the software and hardware for electronic communications between our production hubs and the international service facilities. With this electronic connection, we can transmit high-quality typeset documents for printing and distribution throughout the world without the time delays and costs of air shipment.

    PRODUCTION OF MANAGED COMMUNICATIONS PROGRAMS DOCUMENTS

    Through our facility in St. Cloud, Minnesota, we produce multi-color, commercial quality printed materials, such as business cards and stationery, marketing materials, training materials, compliance documents and health care provider directories. We use a sophisticated order entry system, including a large inbound telemarketing staff, to receive and process orders. A member organization or an individual can place an order by the Internet, e-mail, bulk transmission of data, mail, facsimile or toll free number. Our customer service representative processing the order will have access to the client's purchase history (if an existing client) and can suggest the reordering of certain items, cross-sell complementary items or alert the client to current specials.

    We produce printed materials both on-demand and in larger quantities, which we warehouse pending receipt of an order. Products ordered from a catalog typically require additional "personalizing" for the ordering member organization. They are checked for quality, packaged and shipped. Promotional merchandise (point of purchase, advertising specialty, premiums and incentives) included in a catalog that are produced by third parties are generally shipped directly by the manufacturer to the ordering member organization. We use a "materials handling system" with automated handling, order consolidation and shipping. Most orders are filled within four days of receipt.

COMPETITION

    In our Financial Document Services and Investment Company Services business units, we compete with many domestic and international companies, including two principal U.S.-based competitors, Bowne & Co., Inc. and R.R. Donnelley & Sons Company. Both Bowne and Donnelley are major competitors in most of our financial and compliance printing markets. We also compete for complex, large-run typesetting work with a number of other computer typesetting firms, and we compete for medium-run printing work with a number of commercial web press printers.

    In the Managed Communications Programs business unit, we believe our primary competitors are large, national integrated print and information service providers such as Standard Register, Wallace, Moore, Reynolds & Reynolds, Taylor Corporation and Banta, as well as a number of smaller regional and local companies.

    In our Document Management Services business unit, we compete with nationwide service companies, Xerox Corporation, Pitney Bowes and IKON, and a number of smaller local companies. We also compete with litigation support services vendors and a large number of photocopying and imaging shops, including privately-owned shops as well as franchise operations. Competition in this part of our business is intense and is based principally on service, price, speed, accuracy, technological capability and established relationships. For our E-TECH-TM- software, we compete with various software products licensed by Trion Systems, IKON, Steelpoint and Bowne & Co., Inc.

    We believe we compete favorably with our competitors.

EMPLOYEES

    As of April 16, 1999, we had 3,797 full-time employees and 136 temporary employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

    Our senior management and certain technical personnel have substantial experience and expertise in the document services industry. We consider the retention of these employees to be important to our continued success.

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

IMPORTANT FACTORS TO CONSIDER

    Our disclosure and analysis in this report and in our 1999 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective products, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

    Any or all of our forward-looking statements in this report, in the 1999 Annual Report and in any other public statements we make may turn out to be incorrect. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion above--for example, competition--will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

    We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC.

    Also note that we provide the following cautionary discussion of risks, uncertainties and possibly inaccurate assumptions relevant to our businesses. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect our operations or financial condition. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

- RISKS ASSOCIATED WITH GROWTH AND DIVERSIFICATION THROUGH ACQUISITIONS. As part of our growth and diversification strategy, we intend to pursue acquisitions of businesses, technologies and product lines that are complementary to our core businesses. Our ability to grow through such acquisitions will be dependent upon the availability of suitable acquisition candidates at an acceptable cost, our ability to compete effectively for these acquisition candidates and the availability of capital to complete such acquisitions.

- DEMAND FOR PRINTED FINANCIAL DOCUMENTS. The market for a substantial portion of our products currently depends on the demand for printed financial documents, driven largely by the SEC and other regulatory bodies. There can be no assurance that competition from alternative methods of financial document delivery (e.g., electronic commerce, on-line services and other electronic media) or relaxed SEC regulatory requirements will not erode the demand for printed financial documents.

- COMPETITION. The financial printing industry is highly competitive. Our primary competitors are R.R. Donnelley & Sons Company and Bowne & Co., Inc. To remain competitive, we must continue to compete favorably on the basis of value by providing technologically advanced financial printing solutions that satisfy the demands of customers and by offering superior customer service, enhanced quality and reliability levels.

- NEW COMPETITION FROM ELECTRONIC PRINTERS. Recently, we have seen the emergence of new competitors that print documents solely through electronic means (e.g. Internet, CD ROM and diskettes). While these competitors are currently not significant either in number or size, we anticipate that they may increase in number and size as the demand for printed documents decreases.

- YEAR 2000 COMPLIANCE. As described in our "MANAGEMENT'S DISCUSSION AND ANALYSIS," we are working to address "Year 2000" problems. If we should fail to identify or fix all such problems in our own operations, or if we are affected by the inability of a supplier or a major customer to continue operations due to such a problem, our operations and/or cash flows could be affected.

ITEM 2.  PROPERTIES

    We have leases or own the following facilities:

------------------------------------------------------------------------------------------------------
                                       LEASED OR      APPROXIMATE SQUARE
  LOCATION      REPORTABLE SEGMENT       OWNED             FOOTAGE                    TERMS
------------------------------------------------------------------------------------------------------
St. Cloud,     Specialty             Owned           123,000 sq.ft.        N/A
Minnesota      Communication
               Services
------------------------------------------------------------------------------------------------------
St. Paul,      Specialty             Owned           150,000 sq. ft. in    N/A
Minnesota      Communication                         two buildings,
               Services and                          approximately 85,000
               Document Services                     sq. ft. is leased to
                                                     other businesses
------------------------------------------------------------------------------------------------------
Everett,       Specialty             Owned           135,745 sq. ft. in    N/A
Massachusetts  Communication                         two buildings
               Services
------------------------------------------------------------------------------------------------------
St. Paul,      Specialty             Building and    47,000 sq. ft.        $24,069 per month and
Minnesota      Communication         Land leased                           $3,431 per month, for the
               Services              from Port                             building and the land
                                     Authority of                          respectively, for terms
                                     the City of                           expiring on November 30,
                                     St. Paul under                        2005. Each lease grants us
                                     leases dated                          the option to purchase the
                                     October 1,                            property at the end of the
                                     1985                                  term. Under the facilities
                                                                           lease, we may purchase the
                                                                           building for $254,500 and
                                                                           the land for $167,140 at
                                                                           the end of the lease terms.
------------------------------------------------------------------------------------------------------
New York, New  Specialty             Leased for a    13,830 sq. ft.        $33,444 per month.
York           Communication         term expiring
               Services              November 25,
                                     2005
------------------------------------------------------------------------------------------------------
Boston,        Specialty             Leased for a    13,500 sq. ft.        $45,020 per month.
Massachusetts  Communication         term expiring
               Services              November 30,
                                     2003
------------------------------------------------------------------------------------------------------
New York, New  Specialty             Leased for a    102,000 sq. ft.       $61,500 per month.
York           Communication         term expiring
               Services              October 31,
                                     2014.
------------------------------------------------------------------------------------------------------
Other cities   Specialty             Leased with     150 to 77,000 sq.     Aggregate of $460,000 per
               Communication         expirations     ft.                   month, including rental
               Services and          ranging from                          fees, real estate taxes and
               Document Services     June 30, 1999                         operating expenses
                                     to October 31,
                                     2014
------------------------------------------------------------------------------------------------------

    We make a continuing effort to keep all of our properties and facilities modern, efficient and adequate for our operating needs.

ITEM 3.  LEGAL PROCEEDINGS

    We do not know of any pending legal, governmental, administrative or other matters that would materially affect our business or property.
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We did not ask our shareholders to vote on anything during the fourth quarter of fiscal year 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    Our executive officers, their ages, the year they became executive officers and the offices held as of April 28, 1999 are as follows:

NAME                          AGE        YEAR                                OFFICE HELD
------------------------  -----------  ---------  ------------------------------------------------------------------
John W. Castro                    50        1980  President and Chief Executive Officer

Rick R. Atterbury                 45        1981  Executive Vice President--Chief Technology Officer

Steven J. Machov                  48        1987  Vice President, General Counsel and Secretary

Kathleen A. Larkin                39        1993  Vice President--Human Resources

Kay A. Barber                     48        1995  Vice President--Finance, Chief Financial Officer, Treasurer

Allen J. McNee                    40        1999  President--Document Management Services

B. Michael James                  42        1999  President--Financial Document Services

Mark A. Rossi                     41        1999  President--Investment Company Services

Joseph P. Pettirossi              34        1999  President--Managed Communications Programs

Raymond J. Goodwin                35        1999  President--Merrill Print Group

    Our executive officers are elected by the Board of Directors and serve one-year terms beginning with their election at the first meeting of the Board of Directors after the annual meeting of shareholders. Their terms end at the same meeting the following year. The President and Chief Executive Officer appoints all other officers who serve at his discretion. There are no family relationships between any of the executive officers or directors. There has been no change in position of any of the executive officers during the past five years, except as we explain below:

- MR. ATTERBURY was elected Executive Vice President--Chief Technology Officer in February 1999. From 1996 to January 1999, Mr. Atterbury was the Executive Vice President. Prior to that time, he served as Vice President--Operations.

- MS. BARBER joined our organization in August 1995 as Vice President--Finance, Chief Financial Officer and Treasurer. From January 1993 to August 1995, Ms. Barber was Vice President, Finance and Controller for Growing Healthy, Inc., a frozen baby food company.

- MR. MCNEE was elected President--Document Management Services in February 1999. From February 1996 through January 1999, Mr. McNee was the Vice President, Document Management Services. Prior to that time, Mr. McNee served as the Director of Facilities Management/Document Reproduction Group, from February 1992 through January 1996.

- MR. JAMES was elected President--Financial Document Services in February 1999 and since January 1994, has been the President, Merrill/New York Company. From January 1996 to February 1999, Mr. James was our Vice President of the East Region and International Operations. Prior to that time, Mr. James was the Vice President of Human Resources (from June 1989, when Mr. James joined our company, to January 1994).

- MR. ROSSI was elected President--Investment Company Services in February 1999. From February 1997 to February 1999, Mr. Rossi was our Vice President of the Central Region. Prior to that time, Mr. Rossi served as our President of Southern California, from February 1993 to January 1997.

- MR. PETTIROSSI was elected President--Managed Communications Programs in February 1999. From July 1996 to February 1999, Mr. Pettirossi was the President of one of our subsidiaries, Merrill/May, Inc. Prior to joining us in 1996, Mr. Pettirossi was the

   Chief Operating Officer and Chief Financial Officer of Northwest Racquet Swim & Health Clubs, Inc. (from November 1994 to June 1996) and the Vice President and Chief Financial Officer of the Minnesota Professional Basketball Limited Partnership and the Minnesota Arena Limited Partnership (from September 1992 to March 1995).

- MR. GOODWIN was elected President--Merrill Print Group in February 1999. From March 1997 to February 1999, Mr. Goodwin was our Central Region Sales Manager. Prior to that time, Mr. Goodwin served as President of our Denver and Houston operations, from January 1993 to March 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Information required by this item is incorporated by reference from the "QUARTERLY STOCK PRICE INFORMATION" in our 1999 Annual Report. We did not sell any unregistered equity securities from February 1, 1998 through January 31, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

    Information required by this item is incorporated by referenced from the table entitled "SUMMARY OF OPERATING AND FINANCIAL DATA" in our 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information required by this item is incorporated by reference from the "MANAGEMENT'S DISCUSSION AND ANALYSIS" in our 1999 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We regularly invest excess operating cash in overnight repurchase agreements that are subject to changes in short-term interest rates. Accordingly, we believe that the market risk arising from its holding of these financial instruments is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this item is incorporated by reference from our "CONSOLIDATED FINANCIAL STATEMENTS" (including the unaudited information in the "SUMMARY OF OPERATING AND FINANCIAL DATA") and the "REPORT OF INDEPENDENT ACCOUNTANTS" in our 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There were none.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by this item is incorporated by reference from the discussion under the headings "ELECTION OF DIRECTORS--INFORMATION ABOUT NOMINEES," "OTHER INFORMATION ABOUT NOMINEES" and "OTHER MATTERS--SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in our 1999 Proxy Statement. Information concerning our executive officers is included in this Report under
Item 4A, "EXECUTIVE OFFICERS OF THE REGISTRANT."

ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this item is incorporated by reference from the discussion under the headings "GOVERNANCE--DIRECTORS' COMPENSATION" and "EXECUTIVE COMPENSATION" (excluding the "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION") in our 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this item is incorporated by reference from the discussion under the headings "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "EXECUTIVE COMPENSATION--CHANGE IN CONTROL ARRANGEMENTS" in our 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is incorporated by reference from the discussion under the heading "OTHER MATTERS--CERTAIN TRANSACTIONS" in our 1999 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    1.  FINANCIAL STATEMENTS:

    The following financial statements are part of our disclosure in this Report and are found on the following pages in our 1999 Annual Report:

--------------------------------------------------
FINANCIAL STATEMENT                      PAGE NO.
--------------------------------------------------
Consolidated Balance Sheets as of
  January 31, 1999 and 1998............     21

Consolidated Statements of Operations
  for the years ended January 31, 1999,
  1998 and 1997........................     22

Consolidated Statements of Cash Flows
  for the years ended January 31, 1999,
  1998 and 1997........................     23

Consolidated Statements of Changes in
  Shareholders' Equity for the years
  ended January 31, 1999, 1998 and
  1997.................................     24

Notes to Consolidated Financial
  Statements...........................    25-35

Report of Independent Accountants......     37
--------------------------------------------------

    2.  FINANCIAL STATEMENT SCHEDULE:

    The following supplemental schedule and report of independent accountants are part of our disclosure in this Report and should be read together with the consolidated financial statements in the 1999 Annual Report we refer to above (page numbers refer to pages in this Report):

--------------------------------------------------
SCHEDULE                                 PAGE NO.
--------------------------------------------------
Report of Independent Accountants......     18

Valuation and Qualifying Accounts......     19
--------------------------------------------------

    We are omitting all other schedules either because the information does not apply or the information is in the consolidated financial statements or related notes.

    3.  EXHIBITS:

    The exhibits to this Report are listed in the Exhibit Index of this Report. If you were a shareholder on April 15, 1999, you may request copies of any of these exhibits by writing to: Investor Relations, Merrill Corporation, One Merrill Circle, St. Paul, Minnesota 55108. We may charge a small handling fee for the copies.

    The following is a list of each management contract or compensatory plan or arrangement we need to file as an exhibit to this Report:

- Employment Agreement with John W. Castro (incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1989).

- First Amendment to Employment Agreement with John W. Castro (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

- Second Amendment to Employment Agreement with John W. Castro (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

- Deferred Compensation Agreement with John W. Castro (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

- Employment Agreement with Rick R. Atterbury (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1991).

- First Amendment to Employment Agreement with Rick R. Atterbury (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1994).

- Second Amendment to Employment Agreement with Rick R. Atterbury (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1998).

- 1987 Omnibus Stock Plan, as amended (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1991).

- 1993 Stock Incentive Plan, as amended (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1997).

- Option Agreement with Ronald N. Hoge (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1993).

- 1996 Non-Employee Director Plan (incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1997).

-  1996 Non-Statutory Stock Option Plan (included with this filing)

-  Stock Purchase Loan Program (included with this filing)

-  Stock Option Deferral Program (included with this filing).

-  Form of Letter Agreement effective May 28, 1998 with John W. Castro and Rick
   R. Atterbury (included with this filing).

- Form of Letter Agreement effective May 28, 1998 with Kay A. Barber, Steven J. Machov and Kathleen A. Larkin (included with this filing).

    (b)  REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 31, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE

    Our report on the consolidated financial statements of Merrill Corporation and Subsidiaries has been incorporated by reference in this Form 10-K from page 37 of the 1999 Annual Report to Shareholders of Merrill Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)2 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers LLP

St. Paul, Minnesota
March 29, 1999

                                                                     SCHEDULE II

                              MERRILL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED JANUARY 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                 COLUMN A                    COLUMN B             COLUMN C            COLUMN D     COLUMN E
------------------------------------------  -----------  --------------------------  -----------  -----------
                                                                 ADDITIONS
                                                         --------------------------
                                            BALANCE AT                 CHARGED TO    DEDUCTIONS
                                             BEGINNING   CHARGED TO       OTHER         FROM      BALANCE AT
DESCRIPTION                                   OF YEAR      INCOME       ACCOUNTS      RESERVES    END OF YEAR
------------------------------------------  -----------  -----------  -------------  -----------  -----------
Year Ended January 31, 1997

  Valuation account deducted from assets
    to which it applies--
Allowance for doubtful accounts...........   $   3,545    $   2,861    $      61(A)  $     440(B)  $   6,027
                                            -----------  -----------         ---     -----------  -----------
                                            -----------  -----------         ---     -----------  -----------

    Allowance for unbillable
      inventories.........................   $     562    $   2,678                                $   3,240
                                            -----------  -----------                              -----------
                                            -----------  -----------                              -----------

Year Ended January 31, 1998

  Valuation account deducted from assets
    to which it applies--
Allowance for doubtful accounts...........   $   6,027    $   2,064    $      55(A)  $   1,154(B)  $   6,992
                                            -----------  -----------         ---     -----------  -----------
                                            -----------  -----------         ---     -----------  -----------

    Allowance for unbillable
      inventories.........................   $   3,240                               $   1,063(C)  $   2,177
                                            -----------                              -----------  -----------
                                            -----------                              -----------  -----------

Year Ended January 31, 1999

  Valuation account deducted from assets
    to which it applies--
Allowance for doubtful accounts...........   $   6,992    $   3,273                  $   2,139(B)  $   8,126
                                            -----------  -----------                 -----------  -----------
                                            -----------  -----------                 -----------  -----------

    Allowance for unbillable
      inventories.........................   $   2,177    $      67                                $   2,244
                                            -----------  -----------                              -----------
                                            -----------  -----------                              -----------

------------------------

(A) Recoveries on accounts previously written off.

(B) Uncollectible accounts written off and adjustments to the allowance.

(C) Adjustments to the allowance account to reflect estimated net realizable value at year-end.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 1999.

                                MERRILL CORPORATION

                                By:              /s/ JOHN W. CASTRO
                                     -----------------------------------------
                                                   John W. Castro
                                Its:   President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          SIGNATURE                          TITLE
------------------------------  --------------------------------

      /s/ JOHN W. CASTRO        President and Chief Executive
------------------------------    Officer (Principal Executive
        John W. Castro            Officer) and Director

                                Vice President--Finance, Chief
      /s/ KAY A. BARBER           Financial Officer and
------------------------------    Treasurer (Principal Financial
        Kay A. Barber             and Accounting Officer)

   /s/ ROBERT F. NIENHOUSE
------------------------------  Director
     Robert F. Nienhouse

    /s/ RICHARD G. LAREAU
------------------------------  Director
      Richard G. Lareau

      /s/ PAUL G. MILLER
------------------------------  Director
        Paul G. Miller

    /s/ RICK R. ATTERBURY
------------------------------  Director
      Rick R. Atterbury

      /s/ RONALD N. HOGE
------------------------------  Director
        Ronald N. Hoge

    /s/ JAMES R. CAMPBELL
------------------------------  Director
      James R. Campbell

   /s/ FREDERICK W. KANNER
------------------------------  Director
     Frederick W. Kanner

 /s/ MICHAEL S. SCOTT MORTON
------------------------------  Director
   Michael S. Scott Morton

                              MERRILL CORPORATION
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                     FOR FISCAL YEAR ENDED JANUARY 31, 1999

 ITEM NO.                        DESCRIPTION                                       METHOD OF FILING
-----------  ---------------------------------------------------  ---------------------------------------------------
      3.1    Articles of Incorporation                            Incorporated by reference to our Registration
                                                                  Statement on Form S-1 (File No. 33-4062).

      3.2    Amendments to Articles of Incorporation as of June   Incorporated by reference to our Annual Report on
             20, 1986 and March 27, 1987                          Form 10-K for the fiscal year ended January 31,
                                                                  1987.

      3.3    Restated Bylaws                                      Incorporated by reference to our Annual Report on
                                                                  Form 10-K for the fiscal year ended January 31,
                                                                  1990.

     10.1    Credit Agreement dated as of November 25, 1996       Incorporated by reference to our Quarterly Report
             among First Bank, N.A., as Agent and as a Bank,      on Form 10-Q for the fiscal quarter ended October
             Norwest Bank Minnesota, N.A., and Merrill            31, 1996.
             Corporation

     10.2    First Amendment to Credit Agreement dated May 23,    Included with this filing electronically.
             1997 between First Bank National Association,
             Norwest Bank Minnesota, National Association and
             Merrill Corporation

     10.3    Second Amendment to Credit Agreement dated August    Included with this filing electronically.
             17, 1998 between First Bank National Association,
             Norwest Bank Minnesota, National Association and
             Merrill Corporation

     10.4    Third Amendment to Credit Agreement dated March 24,  Included with this filing electronically.
             1999 between First Bank National Association,
             Norwest Bank Minnesota, National Association and
             Merrill Corporation

     10.5    Note Purchase Agreement, dated as of October 25,     Incorporated by reference to our Quarterly Report
             1996                                                 on Form 10-Q for the fiscal quarter ended October
                                                                  31, 1996.

     10.6    Loan Agreement, dated as of July 1, 1990 between     Incorporated by reference to our Annual Report on
             May Printing Company and Minnesota Agricultural and  Form 10-K for the fiscal year ended January 31,
             Economic Development Board, amended as of December   1994.
             31, 1993

 ITEM NO.                        DESCRIPTION                                       METHOD OF FILING
-----------  ---------------------------------------------------  ---------------------------------------------------
     10.7    First Amendment to Loan Agreement dated as of        Incorporated by reference to our Annual Report on
             December 31, 1993 between Merrill/ May, Inc. and     Form 10-K for the fiscal year ended January 31,
             Minnesota Agricultural and Economic Development      1994 (included with the Loan Agreement, dated as of
             Board                                                July 1, 1990 between May Printing Company and
                                                                  Minnesota Agricultural and Economic Development
                                                                  Board, amended as of December 31, 1993).

     10.8    Second Amendment to Loan Agreement dated as of July  Included with this filing electronically.
             1, 1998 between Merrill/ May, Inc. and Minnesota
             Agricultural and Economic Development Board

     10.9    Bond Purchase Agreement dated June 26, 1998 between  Included with this filing electronically.
             Dougherty Summit Securities LLC and Piper Jaffray
             Inc.

     10.10   Guaranty of Loan Obligations of May Printing         Incorporated by reference to our Annual Report on
             Company by Merrill Corporation in favor of           Form 10-K for the fiscal year ended January 31,
             Minnesota Agricultural and Economic Development      1994.
             Board, dated as of December 31, 1993

     10.11   Employment Agreement between Rick R. Atterbury and   Incorporated by reference to our Annual Report on
             Merrill Corporation, dated as of February 1, 1987,   Form 10-K for the fiscal year ended January 31,
             as amended                                           1991.

     10.12   First Amendment to Employment Agreement between      Incorporated by reference to our Annual Report on
             Rick R. Atterbury and Merrill Corporation, dated as  Form 10-K for the fiscal year ended January 31,
             of April 29, 1994                                    1994.

     10.13   Second Amendment to Employment Agreement between     Incorporated by reference to our Annual Report on
             Rick R. Atterbury and Merrill Corporation, dated as  Form 10-K for the fiscal year ended January 31,
             of April 8, 1998                                     1998.

     10.14   Employment Agreement between John W. Castro and      Incorporated by reference to our Quarterly Report
             Merrill Corporation dated as of February 1, 1989     on Form 10-Q for the fiscal quarter ended April 30,
                                                                  1989.

     10.15   Amendment to Employment Agreement between John W.    Incorporated by reference to our Annual Report on
             Castro and Merrill Corporation dated as of April     Form 10-K for the fiscal year ended January 31,
             29, 1994                                             1994.

     10.16   Second Amendment to Employment Agreement between     Incorporated by reference to our Annual Report on
             John W. Castro and Merrill Corporation, dated as of  Form 10-K for the fiscal year ended January 31,
             April 8, 1998                                        1998.

     10.17   Deferred Compensation Plan for John W. Castro,       Incorporated by reference to our Annual Report on
             dated as of March 30, 1998                           Form 10-K for the fiscal year ended January 31,
                                                                  1998.

 ITEM NO.                        DESCRIPTION                                       METHOD OF FILING
-----------  ---------------------------------------------------  ---------------------------------------------------
     10.18   1987 Omnibus Stock Plan, as amended                  Incorporated by reference to our Annual Report on
                                                                  Form 10-K for the fiscal year ended January 31,
                                                                  1991.

     10.19   1993 Incentive Stock Plan, as amended                Incorporated by reference to our Annual Report on
                                                                  Form 10-K for the fiscal year ended January 31,
                                                                  1997.

     10.20   1996 Non-Employee Director Plan                      Incorporated by reference to our Annual Report on
                                                                  Form 10-K for the fiscal year ended January 31,
                                                                  1997.

     10.21   1996 Non-Statutory Stock Option Plan                 Included with this filing electronically.

     10.22   Option Agreement dated as of July 1, 1991 between    Incorporated by reference to our Annual Report on
             Ronald N. Hoge and Merrill Corporation               Form 10-K for the fiscal year ended January 31,
                                                                  1993.

     10.23   Stock Purchase Loan Program                          Included with this filing electronically.

     10.24   Stock Option Deferral Program                        Included with this filing electronically.

     10.25   Form of Letter Agreement effective May 28, 1998      Included with this filing electronically.
             with John W. Castro and Rick R. Atterbury

     10.26   Form of Letter Agreement effective May 28, 1998      Included with this filing electronically.
             with Kay A. Barber, Steven J. Machov and Kathleen
             A. Larkin

     10.27   Stock Purchase Agreement, dated March 28, 1996, by   Incorporated by reference to our Current Report on
             and among Merrill Corporation and the Shareholders   Form 8-K dated April 15, 1996.
             of FMC Resource Management Corporation

     10.28   Asset Purchase Agreement dated as of June 11, 1998   Included with this filing electronically.
             among Merrill Acquisition Corporation and
             Executech, Inc., World Wide Scan Services, LLC, the
             Shareholders of Executech, Inc. and the Members of
             World Wide Scan Services LLC

     10.29   First Amendment to Asset Purchase Agreement dated    Included with this filing electronically.
             December 18, 1998 among Merrill/Executech, Inc. and
             Executech, Inc., World Wide Scan Services, LLC, the
             Shareholders of Executech, Inc. and the Members of
             World Wide Scan Services LLC

     10.30   Second Amendment to Asset Purchase Agreement dated   Included with this filing electronically.
             effective as of June 11, 1998 among
             Merrill/Executech, Inc. and Executech, Inc., World
             Wide Scan Services, LLC, the Shareholders of
             Executech, Inc. and the Members of World Wide Scan
             Services LLC

 ITEM NO.                        DESCRIPTION                                       METHOD OF FILING
-----------  ---------------------------------------------------  ---------------------------------------------------
     10.31   Asset Purchase Agreement dated March 11, 1999 among  Incorporated by reference to our Current Report on
             Merrill Daniels, Inc., Daniels Printing, Limited     Form 8-K filed on April 29, 1999.
             Partnership and all of the partners of Daniels
             Printing Limited Partnership

     10.32   Facilities Lease dated October 1, 1985 between the   Incorporated by reference to our Registration
             Port Authority of the City of Saint Paul as lessor   Statement on Form S-1 (File No. 33-4062).
             and Merrill Corporation as lessee

     10.33   Land Lease dated October 1, 1985 between the Port    Incorporated by reference to our Registration
             Authority of the City of Saint Paul as lessor and    Statement on Form S-1 (File No. 33-4062).
             Merrill Corporation as lessee

     10.34   Lease dated as of May 1, 1994 between The Rector,    Incorporated by reference to our Annual Report on
             Church-Wardens, and Vestrymen of Trinity Church in   Form 10-K for the fiscal year ended January 31,
             the City of New York, as landlord and The Corporate  1997.
             Printing Company, Inc, as lessee, assignor to
             Merrill/ New York Company

     10.35   Office Lease Agreement dated July 30, 1998 between   Included with this filing electronically.
             Beametfed Inc. and Merrill Corporation

     10.36   Agreement of Lease dated January 25, 1995 between    Included with this filing electronically.
             East 55th Street Limited Partnership (assignee of
             The Overton-La Cholla Joint Venture) and Merrill
             Daniels, Inc. (assignee to Daniels Printing,
             Limited Partnership)

     13.1    Portions of Annual Report to Shareholders            Included with this filing electronically

     21.1    Subsidiaries                                         Included with this filing electronically

     23.1    Consent of Independent Accountants                   Included with this filing electronically

     27.1    Financial Data Schedule for the year ended January   Included with this filing electronically
             31, 1999

24