Form 10-Q
period 1999-04-30
MERRILL CORP
filed 1999-06-14
CIK 790406

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

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

The number of shares outstanding of Registrant's Common Stock, par value $.01, on June 10, 1999 was 16,076,425.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.--FINANCIAL INFORMATION

                                                                                                             PAGE(S)
                                                                                                           -----------
ITEM 1.  FINANCIAL STATEMENTS

  Included herein is the following unaudited financial information:

    Consolidated Balance Sheets as of April 30, 1999 and January 31, 1999................................           3

    Consolidated Statements of Operations for the three month periods ended April 30, 1999 and 1998......           4

    Consolidated Statements of Cash Flows for the three month periods ended April 30, 1999 and 1998......           5

    Notes to Consolidated Financial Statements...........................................................         6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........        8-11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.......................................          12

                          PART II.--OTHER INFORMATION

                                                                                                             PAGE(S)
                                                                                                           -----------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................          13

SIGNATURES...............................................................................................          14

                         PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              MERRILL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                                        APRIL 30,   JANUARY 31,
                                                                                          1999         1999
                                                                                       -----------  -----------
                                                                                       (UNAUDITED)
Current assets
  Cash and cash equivalents..........................................................   $   4,103    $  23,477
  Trade receivables, less allowance for doubtful accounts of $9,298 and $8,126,
    respectively.....................................................................     139,852      102,365
  Work-in-process inventories........................................................      25,364       12,639
  Other inventories..................................................................       8,046        7,559
  Other current assets...............................................................      12,839       12,253
                                                                                       -----------  -----------
    Total current assets.............................................................     190,204      158,293
Property, plant and equipment, net...................................................      59,026       44,935
Goodwill, net........................................................................      75,123       49,744
Other assets.........................................................................      12,995       12,973
                                                                                       -----------  -----------
    Total assets.....................................................................   $ 337,348    $ 265,945
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable to banks.............................................................   $  66,500
  Current maturities of long-term debt...............................................         210    $   2,210
  Current maturities of capital lease obligations....................................         222          236
  Accounts payable...................................................................      38,236       29,640
  Accrued expenses...................................................................      35,707       44,642
                                                                                       -----------  -----------
    Total current liabilities........................................................     140,875       76,728
Long-term debt, net of current maturities............................................      38,110       38,110
Capital lease obligations, net of current maturities.................................       1,329        1,375
Other liabilities....................................................................      10,517        8,581
                                                                                       -----------  -----------
    Total liabilities................................................................     190,831      124,794
                                                                                       -----------  -----------
Shareholders' equity
  Common stock, $.01 par value: 25,000,000 shares authorized; 16,069,895 and
    15,823,155 shares, respectively, issued and outstanding..........................         161          158
  Undesignated stock: 500,000 shares authorized; no shares issued....................
  Additional paid-in capital, net of note receivables of $1,547......................      13,882       12,722
  Retained earnings..................................................................     132,474      128,271
                                                                                       -----------  -----------
    Total shareholders' equity.......................................................     146,517      141,151
                                                                                       -----------  -----------
    Total liabilities and shareholders' equity.......................................   $ 337,348    $ 265,945
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        APRIL 30
                                                              -----------------------------
                                                                  1999             1998
                                                              ------------     ------------
Revenue.....................................................  $    131,836     $    123,514
Cost of revenue.............................................        84,564           75,156
                                                              ------------     ------------
  Gross profit..............................................        47,272           48,358
Selling, general and administrative expenses................        37,728           33,425
                                                              ------------     ------------
  Operating income..........................................         9,544           14,933
Interest expense............................................        (1,103)            (932)
Other (expense) income, net.................................          (206)             307
                                                              ------------     ------------
  Income before provision for income taxes..................         8,235           14,308
Provision for income taxes..................................         3,714            6,296
                                                              ------------     ------------
  Net income................................................  $      4,521     $      8,012
                                                              ------------     ------------
                                                              ------------     ------------
Net income per share:
  Basic.....................................................          $.28             $.49
                                                              ------------     ------------
                                                              ------------     ------------
  Diluted...................................................          $.27             $.47
                                                              ------------     ------------
                                                              ------------     ------------
Dividends per common share..................................          $.02             $.02
                                                              ------------     ------------
                                                              ------------     ------------

Weighted average number of shares outstanding:
  Basic.....................................................    15,881,177       16,332,927
                                                              ------------     ------------
                                                              ------------     ------------
  Diluted...................................................    16,470,066       17,194,712
                                                              ------------     ------------
                                                              ------------     ------------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                                 APRIL 30
                                                                                         ------------------------
                                                                                            1999          1998
                                                                                         ----------    ----------
Operating activities
  Net income...........................................................................  $    4,521    $    8,012
  Adjustments to reconcile net income to net cash used in operating activities
    Depreciation and amortization......................................................       3,745         2,791
    Amortization of intangibles........................................................       1,170         1,080
    Writedown of goodwill..............................................................          --         1,000
    Provision for losses on trade receivables..........................................       1,997         1,048
    Deferred compensation..............................................................         691         1,338
    Changes in operating assets and liabilities, net of effects from business acquisitions
      Trade receivables................................................................     (25,289)       (8,418)
      Work-in-process inventories......................................................      (7,957)      (13,228)
      Other inventories................................................................        (487)          202
      Other current assets.............................................................         164          (697)
      Accounts payable.................................................................       2,010         6,052
      Accrued expenses.................................................................     (13,621)       (9,589)
      Accrued and deferred income taxes................................................       2,693         5,794
                                                                                         ----------    ----------
        Net cash used in operating activities..........................................     (30,363)       (4,615)
                                                                                         ----------    ----------
Investing activities
  Business acquisitions, net of cash acquired..........................................     (50,371)           --
  Purchase of property, plant and equipment............................................      (2,836)       (3,696)
  Other investing activities, net......................................................      (1,089)       (1,494)
                                                                                         ----------    ----------
        Net cash used in investing activities..........................................     (54,296)       (5,190)
                                                                                         ----------    ----------
Financing activities
  Borrowings on notes payable to banks.................................................      69,900        12,600
  Repayments on notes payable to banks.................................................      (3,400)       (4,900)
  Principal payments on long-term debt and capital lease obligations...................      (2,060)          (71)
  Dividends paid.......................................................................        (318)         (326)
  Exercise of stock options............................................................         733           669
  Tax benefit realized upon exercise of stock options..................................         430           427
  Other equity transactions, net.......................................................          --            41
                                                                                         ----------    ----------
        Net cash provided by financing activities......................................      65,285         8,440
                                                                                         ----------    ----------
Decrease in cash and cash equivalents..................................................     (19,374)       (1,365)
Cash and cash equivalents, beginning of period.........................................      23,477         2,531
                                                                                         ----------    ----------
Cash and cash equivalents, end of period...............................................  $    4,103    $    1,166
                                                                                         ----------    ----------
                                                                                         ----------    ----------

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                              MERRILL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  ACCOUNTING POLICIES

    Our consolidated financial statements as of April 30, 1999, and for the three month periods ended April 30, 1999 and 1998, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 1999 Annual Report.

2.  NET INCOME PER SHARE

    The denominator used to calculate diluted earnings per share includes the dilutive impact of stock options, which increase the actual weighted average number of shares outstanding by 588,889 and 861,785 for the three month periods ended April 30, 1999 and 1998, respectively.

3.  BUSINESS ACQUISITIONS

    On April 14, 1999, we purchased substantially all operating assets and assumed certain liabilities of Daniels Printing, Limited Partnership for approximately $44 million in cash, assumption and payment of existing lines of credit obligations totaling approximately $5.6 million and the assumption of certain ordinary course liabilities of $7.7 million (the Daniels Acquisition). The acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired approximated $23.3 million and is being amortized using the straight-line method over 20 years. The acquisition was financed with excess operating cash and amounts available under our revolving credit agreement.

    We have determined that it is impracticable at this time to provide the pro forma financial information required under applicable Securities and Exchange Commission rules and regulations for this acquisition. We will file the required pro forma financial information in an amendment to the Form 8-K filed on or before June 28, 1999.

4.  SEGMENT AND RELATED INFORMATION

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," changes the way we report information about our operating segments. Our business units have been aggregated into two reportable segments comprising of Specialty Communication Services and Document Services.

    SPECIALTY COMMUNICATION SERVICES This segment consists of three business units--Financial Document Services, Investment Company Services and Managed Communications Programs--that print documents and deliver services used in the financial marketplace, including mutual fund and insurance companies and banks, and national organizations. The principal markets for this segment include major metropolitan centers in the world including North America, Europe, Latin America and the Far East. Customers include major investment bankers, corporate officers, mutual fund companies, national and regional real estate networks and other business services.

    DOCUMENT SERVICES Document Management Services is the sole business unit reported in this segment. They deliver document management solutions to legal and corporate clients through client-based service centers. These Merrill-managed facilities provide clients with a broad range of value-added document services, including litigation copying and support, imaging, electronic document scanning, storage and retrieval, binding and post-production shipping. The principal markets for this segment are major metropolitan areas in North America. Customers include law firms and large corporations.

    The accounting policies of the reportable segments are the same as those described in Note One of Notes to Consolidated Financial Statements. We evaluate the performance of our operating segments based on revenue and operating earnings of the respective business units. Intersegment sales and transfers are not significant.

    Summarized financial information concerning our reportable segments is shown in the following table. The "Interest & Other" column includes corporate-related items and, as it relates to income before provision for income taxes, income and expense not allocated to reportable segments.

                                                SPECIALTY                              INTEREST &
(IN THOUSANDS)                            COMMUNICATION SERVICES  DOCUMENT SERVICES       OTHER         TOTAL
----------------------------------------------------------------------------------------------------------------
Three month period ending April 30, 1999
  Revenue...............................        $  115,650            $  16,186                       $  131,836
  Income (loss) before provision for
    income taxes........................             9,418                  126         $  (1,309)         8,235
----------------------------------------------------------------------------------------------------------------
As of April 30, 1999
  Total assets..........................           266,692               34,539            36,117        337,348
----------------------------------------------------------------------------------------------------------------
Three month period ending April 30, 1998
  Revenue...............................        $  109,111            $  14,403                       $  123,514
  Income (loss) before provision for
    income taxes........................            16,641               (1,708)        $    (625)        14,308
----------------------------------------------------------------------------------------------------------------
As of January 31, 1999
  Total assets..........................        $  186,825            $  25,966         $  53,154     $  265,945
----------------------------------------------------------------------------------------------------------------

5.  FINANCING AGREEMENT

    Subsequent to April 30, 1999, we amended our revolving credit agreement. Amounts available for borrowing under the amended agreement were increased to $90 million through June 30, 1999. Amounts available for borrowing under the amended agreement are scheduled to decrease to $80 million on July 1, 1999 and $40 million on September 1, 1999, at which time, we anticipate to have completed the refinancing of amounts borrowed under this amended agreement related to the Daniels Acquisition. Under the amended agreement, we have the option to borrow at the bank's reference rate, at 1.0% above the London Interbank Offered Rate or at 1.0% above a certificate of deposit based rate. We are required to pay a commitment fee of 0.25% on the unused portion of the line. The amended revolving credit agreements includes various covenants, including the maintenance of minimum tangible net worth and limitations on the amounts of certain transactions without the approval of the bank.

6.  SUPPLEMENTAL CASH FLOW DISCLOSURE

    During the first quarter of fiscal year 2000, options to purchase 180,040 shares of common stock were exercised through the issuance of non-interest bearing note agreements primarily to officers of the Company. Amounts advanced under the note agreements totaling approximately $1.5 million as of April 30, 1999, are recorded as a reduction of additional paid-in capital on the accompanying unaudited consolidated balance sheets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations constitute 'forward-looking' statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such 'forward-looking' statements involve our known and unknown risks, uncertainties, or achievements that may cause actual results to be materially different from any future results, performance, or achievements expressed or implied by such 'forward-looking' statements. These risks and uncertainties include, but are not limited to, the effect of economic and financial market conditions, government public reporting regulations, paper cost, the integration and performance of recent acquisitions and Year 2000 readiness. See our 1999 Form 10-K for further information on these risks and uncertainties.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to total revenue of certain items in our consolidated statements of operations for the three month periods ended April 30, 1999 and 1998, and the percentage change in the dollar amounts of such items between the periods.

                                                   THREE MONTHS ENDED APRIL 30,
                                               ------------------------------------
                                                                         PERCENTAGE
                                                                          INCREASE
                                                    PERCENTAGE           (DECREASE)
                                                    OF REVENUE           ----------
                                               ---------------------      1999 VS.
                                                 1999         1998          1998
                                               --------     --------     ----------
Revenue
  Specialty Communication Services:
    Financial................................     30.6%        37.5%            13%
    Corporate................................     37.5         32.9             22
    Commercial and other.....................     19.6         18.0             16
                                               --------     --------
                                                  87.7         88.4              6
  Document Services:
    Document management services.............     12.3         11.6             12
                                               --------     --------
      Total revenue..........................    100.0        100.0              7
Cost of revenue..............................     64.1         60.8             13
                                               --------     --------
    Gross profit.............................     35.9         39.2             (2)
Selling, general and administrative
 expenses....................................     28.6         27.1             13
                                               --------     --------
    Operating income.........................      7.3         12.1            (36)
Interest expense.............................     (0.8)        (0.8)            18
Other income (expense), net..................     (0.3)         0.3           (167)
                                               --------     --------
    Income before provision for income
      taxes..................................      6.2         11.6            (42)
Provision for income taxes...................      2.8          5.1            (41)
                                               --------     --------
    Net income...............................      3.4%         6.5%           (44)
                                               --------     --------
                                               --------     --------

BUSINESS

    We are a diversified electronic and paper document management company. During 1999, we adopted Statement of Financial Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information." As a result, we defined our reportable segments and changed the information we report about our operating segments. Operating segment information for prior periods has been restated to conform to the 1999 presentation. Following the new standard, our operating segments have been aggregated into two reportable segments: Specialty Communication Services and Document Services.

Under Specialty Communication Services, we include three business units:
Financial Document Services, Investment Company Services and Managed Communications Programs. Revenue generated by these three business units is categorized as financial, corporate and other. Document Management Services is the sole business reported in the Document Services segment. Revenue generated by this business unit is categorized as document management services. All accounting policies of the reportable segments are consistent with generally accepted accounting principles and our accounting policies. Additional information about the reportable segments is included in Note Four of the 10-Q.

    The financial revenue category generally reflects the level of transactional activity in the capital markets. The financial revenue category encompasses many types of transactions, and some types of transactions tend to increase when others are out of favor. However, a prolonged reduction in the overall level of financial transactions could be expected to have a negative impact on this category. The corporate revenue category encompasses required regulatory compliance and mutual fund documentation and other repetitive work and is typically not significantly affected by capital market fluctuations. The commercial and other revenue and document management services revenue categories tend to follow general economic trends.

QUARTER ENDED APRIL 30, 1999 COMPARED TO QUARTER ENDED APRIL 30, 1998

    Revenue for the first quarter of fiscal year 2000 increased by $8.3 million or seven percent to $131.8 million. On April 14, 1999 the Company purchased substantially all assets and assumed certain liabilities of Daniels Printing, Limited Partnership (the Daniels Acquisition). For the period April 15, 1999 to April 30, 1999, this operation contributed approximately $3.6 million of revenue.

    Revenue in the Specialty Communication Services segment increased six percent in the first quarter when compared to the same period one year ago. The revenue growth in the Specialty Communication Services was led by a 22 percent increase in the corporate revenue category. This increase was attributed to strong Investment Company Service activity; strong demand for corporate compliance documents and approximately $2.2 million of revenue contributed by the acquired operation of Daniels Printing. Commercial and other revenue category also contributed to the Specialty Communication Services segment revenue growth by posting a 16 percent increase in revenue during the current first quarter. This increase resulted from our Managed Communication Program Services' offerings to existing customers and through program introductions to new customers. Offsetting this revenue growth was a 13 percent decline in revenue from the financial revenue category. This decline reflects the sharp decline in financial transactions and the continued market volatility that began during the second half of fiscal year 1999.

    Revenue in the Document Services segment increased 12 percent in the first quarter compared to the same period last year. Leading this growth was revenue generated by our imaging services and software products offered through Merrill/E-Tech. Document service center revenue was constant for the comparable first quarters of the current fiscal year and 1999.

    Gross profit declined by approximately $1.1 million or two percent in the first quarter compared to the same period last year. The current quarter gross profit percent of 35.9 percent is down from last year's corresponding period's gross profit percent of 39.2 percent. This decline is primarily attributed to the weak financial transaction market that the industry experienced during the last half of fiscal 1999. As a result, utilization at our production facilities declined which drove gross profit margins down. We began to experience increased utilization of our production facilities during the first quarter of fiscal 2000 as evidenced by our increased work-in-process balances at April 30, 1999.

    Selling, general and administrative expenses increased 13 percent in the first quarter compared to the same period one year ago. This increase was a result of continued investment in the selling areas, both in hiring additional sales representatives and branding new product marketing activities. In addition, as a result of the financial transactions downturn, we experienced higher than average receivables write-offs during the first quarter. As a result, the provision for losses on accounts receivables increased approximately $1.0 million for the current period when compared to the first quarter of fiscal 1999. We anticipate the selling, general and administrative expense to net sales ratio will decrease compared to the first quarter throughout the rest of fiscal year 2000 through cost controls and increased sales revenue from the sales and marketing activities.

    Interest expense increased in the first quarter compared to the same period last year. This is mainly attributable to increased interest costs associated with our revolving credit agreement as a result of higher borrowing requirements for the Daniels Acquisition and working capital needs as trade receivables and work-in-process inventories grew.

    The effective income tax rate for the first quarter increased by approximately one percent to 45.1 percent, compared to 44.0 percent in the same period a year ago. The increase in the rate resulted primarily from increased non-deductible business and entertainment expenses.

    Net income for the quarter was $4.5 million or 27 cents per diluted share compared to $8.0 million or 47 cents per diluted share in the first quarter last year. Net income, as a percentage of revenue decreased during the current quarter as a result of decreased gross profit margins and higher selling, general and administrative expenses as discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

    Working capital at April 30, 1999 decreased to $49.3 million from $81.6 million at January 31, 1999. The decrease is primarily attributed to the Daniels Acquisition which was financed through excess operating cash and our revolving credit agreement. Consideration paid for the Daniels Acquisition included approximately $44 million in cash, assumption and payment of existing line of credit obligations totaling approximately $5.6 million and the assumption of certain ordinary course liabilities of $7.7 million. We plan to refinance amounts borrowed under our revolving credit agreement for the Daniels Acquisition to term debt during 1999. Offsetting the net decrease in working capital was an increase in trade receivable and work-in-process balances totaling approximately $50 million.

    We used cash in operating activities of $30.4 million in the first quarter of fiscal year 2000 compared to net cash used in operating activities of $4.6 million in the first quarter of fiscal year 1999. This change is driven by an increase in trade receivables, work-in-process inventories and the assumption and subsequent payment of ordinary course liabilities resulting from the Daniels Acquisition.

    Net cash used in investing activities was $54.3 million and $5.2 million for the quarters ended April 30, 1999 and 1998, respectively. Significant use of cash in investing activities for the current quarter included $49.6 million for the Daniels Acquisition and capital expenditures of approximately $2.8 million.

    Net cash provided by financing activities was $65.3 million compared to $8.4 million for the quarters ended April 30, 1999 and 1998, respectively. This change is primarily the result of financing a significant portion of the Daniels Acquisition.

YEAR 2000 READINESS

    Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. We have a Year 2000 project underway that addresses our internal business systems including software, hardware and firmware as well as external business partners, supply chains, and customers. Our plan includes the following steps:

    ASSESSMENT. We have identified and prioritized systems and individual components of systems that contain potentially date-sensitive computer codes.

    REMEDIATION. We are making decisions on how to make systems and processes Year 2000-ready, then proceeding to make the necessary changes.

    THIRD-PARTY VENDORS. We have surveyed the Year 2000 readiness of significant third-party vendors, including external providers of software an hardware products, as well as print producers.

    CONFIGURATION MANAGEMENT. We have tracked source code components of our business applications and changes to those components to manage the remediation process.

    VALIDATION/TESTING. We have substantially completed testing of data and have reviewed results to determine that errors were not introduced during the conversion process.

    CONTINGENCY PLANNING. We are formulating contingency plans that address the continuum from minor administrative interruptions to failure of mission critical processes to include alternate material and services suppliers where applicable.

    Our project plan includes initial testing and remediation which was begun last year and continued into the first quarter of our fiscal year ending January 31, 2000. The Company completed the surveying of key suppliers in the fourth quarter of fiscal 1999. The Company is currently in the process of developing contingency plans, as necessary, with the initial plan to be completed and distributed by July 31, 1999.

    We plan to have the balance of our mission-critical internal systems and electronic data links ready by October 31, 1999, and resolve any supplier problems. We have surveyed our major utility companies and have received most response statements. We are in the process of analyzing those statements and following up, where needed, for clarity.

    A master project plan has been developed and a Steering Committee, chartered by the Board of Directors, meets regularly to monitor the plan and address issues. The project has progressed through the system assessment stage and is well into the remediation stage where programming changes are being made to major business and production systems. We believe that the project is currently on schedule.

    We estimate that the total cost to identify and remediate Year 2000 problems is approximately $3.6 million. Approximately $2.0 million of these costs have been incurred as of April 30, 1999. These costs are expensed as incurred. These costs are primarily consultant and payroll-related costs for our information technology group and some computer hardware and software package upgrade purchase costs. Such costs do not include normal system upgrades and replacements.

    Detailed system-by-system status for major systems is available on our web site http:/www.merrillcorp.com for those interest parties.

    We, of course, do not have control over many Year 2000 problems. The nature of our society and the interconnected systems of government agencies, utilities, businesses and even individuals can affect our ability to provide goods and services to our customers, and by extension could also affect our financial position. We are making every effort to evaluate, correct and test potential problem areas, but ultimately, the resolutions of Year 2000 questions by other entities in our network of relationships could influence us significantly.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We regularly invest excess operating cash in overnight repurchase agreements that are subject to changes in short-term interest rates. Accordingly, we believe that the market risk arising from its holding of these financial instruments is minimal.

                          PART II.--OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.  Financial Data Schedule

    (b) Reports on Form 8-K

       A Form 8-K, dated April 14, 1999, was filed during the first quarter of the fiscal year ended January 31, 2000 related to the acquisition of substantially all operating assets and assumption of certain liabilities of Daniels Printing, Limited Partnership.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)              MERRILL CORPORATION
BY (SIGNATURE)            /s/ John W. Castro
(NAME AND TITLE)          John W. Castro, President and Chief Executive Officer
(DATE)                    June 14, 1999

BY (SIGNATURE)            /s/ Kay A. Barber
(NAME AND TITLE)          Kay A. Barber, Chief Financial Officer
(DATE)                    June 14, 1999