Form 10-Q
period 1999-07-31
MERRILL CORP
filed 1999-09-14
CIK 790406

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 1999
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 0-14082

MERRILL CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota	41-0946258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Merrill Circle St. Paul, Minnesota (Address of principal executive offices)	55108 (Zip Code)

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

Yes     X     No

The number of shares outstanding of Registrant's Common Stock, par value $.01, on September 9, 1999 was 16,138,045.

PART I.—FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements
Included is the following unaudited financial information:
Consolidated Balance Sheets as of July 31, 1999 and January 31, 1999	3
Consolidated Statements of Operations for the three and six month periods ended July 31, 1999 and 1998	4
Consolidated Statements of Cash Flows for the six month periods ended July 31, 1999 and 1998	5
Notes to Consolidated Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

PART II.—OTHER INFORMATION

Page(s)

Item 1. Legal Proceedings	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 6. Exhibits and Reports on Form 8-K	17

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

     MERRILL CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

ASSETS

	July 31, 1999	January 31, 1999
	(unaudited)
Current assets
Cash and cash equivalents	$11,001	$23,477
Trade receivables, less allowance for doubtful accounts of $9,581 and $8,126, respectively	145,796	102,365
Work-in-process inventories	16,848	12,639
Other inventories	8,785	7,559
Other current assets	15,369	12,253

Total current assets	197,799	158,293
Property, plant and equipment, net	58,122	44,935
Goodwill, net	78,296	49,744
Other assets	12,944	12,973

Total assets	$347,161	$265,945

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Notes payable to banks	$68,000
Current maturities of long-term debt	960	$2,210
Current maturities of capital lease obligations	204	236
Accounts payable	35,600	29,640
Accrued expenses	37,993	44,642

Total current liabilities	142,757	76,728
Long-term debt, net of current maturities	38,110	38,110
Capital lease obligations, net of current maturities	1,292	1,375
Other liabilities	10,266	8,581

Total liabilities	192,425	124,794

Shareholders' equity
Common stock, $.01 par value: 25,000,000 shares authorized; 16,130,520 and 15,823,155 shares, respectively, issued and outstanding	161	158
Undesignated stock: 500,000 shares authorized; no shares issued
Additional paid-in capital, net of note receivables of $2,055 at July 31, 1999	14,202	12,722
Retained earnings	140,373	128,271

Total shareholders' equity	154,736	141,151

Total liabilities and shareholders' equity	$347,161	$265,945

The accompanying notes are an integral part
of the consolidated financial statements.

MERRILL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)
(unaudited)

	Three Months Ended July 31		Six Months Ended July 31
	1999	1998	1999	1998
Revenue	$166,237	$148,458	$298,073	$271,972
Cost of revenue	109,398	94,484	193,962	169,640

Gross profit	56,839	53,974	104,111	102,332
Selling, general and administrative expenses	38,281	37,267	76,009	70,692
Merger costs	1,130	—	1,130	—

Operating income	17,428	16,707	26,972	31,640
Interest expense	(2,064)	(1,095)	(3,167)	(2,027)
Other (expense) income, net	(390)	202	(596)	509

Income before provision for income taxes	14,974	15,814	23,209	30,122
Provision for income taxes	6,753	7,108	10,467	13,404

Net income	$8,221	$8,706	$12,742	$16,718

Net income per share:
Basic	$0.51	$0.53	$0.80	$1.02
Diluted	$0.50	$0.50	$0.77	$0.97
Dividends per common share	$0.02	$0.02	$0.04	$0.04
Weighted average number of shares outstanding:
Basic	16,089,141	16,412,306	15,985,159	16,372,617

Diluted	16,587,536	17,305,017	16,525,333	17,249,865

The accompanying notes are an integral part
of the consolidated financial statements.

MERRILL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended July 31
	1999	1998
Operating activities
Net income	$12,742	$16,718
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	7,959	6,024
Amortization of intangible assets	2,632	2,174
Writedown of goodwill	—	1,000
Provision for losses on trade receivables	2,883	2,585
Deferred compensation	910	1,519
Changes in operating assets and liabilities, net of effects from business acquisitions
Trade receivables	(29,799)	(25,807)
Work-in-process inventories	559	(6,140)
Other inventories	(237)	(396)
Other current assets	1,017	41
Accounts payable	(2,158)	2,924
Accrued expenses	(11,034)	(5,738)
Accrued and deferred income taxes	(972)	(196)

Net cash used in operating activities	(15,498)	(5,292)

Investing activities
Business acquisitions, net of cash acquired	(54,556)	(3,200)
Purchase of property, plant and equipment	(5,125)	(7,809)
Other investing activities, net	(1,888)	(1,601)

Net cash used in investing activities	(61,569)	(12,610)

Financing activities
Borrowings on notes payable to banks	115,250	71,400
Repayments on notes payable to banks	(49,382)	(51,800)
Principal payments on long-term debt and capital lease obligations	(2,120)	(149)
Repurchase of common stock	—	(2,178)
Dividends paid	(640)	(655)
Exercise of stock options	962	1,514
Tax benefit realized upon exercise of stock options	521	690
Other equity transactions, net	—	226

Net cash provided by financing activities	64,591	19,048

(Decrease) increase in cash and cash equivalents	(12,476)	1,146
Cash and cash equivalents, beginning of period	23,477	2,531

Cash and cash equivalents, end of period	$11,001	$3,677

The accompanying notes are an integral part
of the consolidated financial statements.

MERRILL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Our consolidated financial statements as of July 31, 1999, and for the three and six month periods ended July 31, 1999 and 1998, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The year end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 1999 Annual Report.

2.  MERGER

    On July 14, 1999, we entered into an agreement and plan of merger with Viking Merger Sub., Inc. (Viking), an affiliate of DLJ Merchant Banking Partners II L.P. and certain of its affiliates. The merger is subject to shareholder approval and may be terminated if the merger is not consummated by December 31, 1999. The merger can also be terminated if certain events, as defined in the agreement, occur.

    Upon effectiveness of the merger, Viking will be merged into us, and we will continue as the surviving company. In connection with the merger, our shareholders will receive $22.00 in cash, per share of common stock. John Castro, our President and Chief Executive Officer, and Rick Atterbury, our Executive Vice President and Chief Technology Officer, will continue to hold the shares of a new class B common stock that they will receive shortly before the merger in exchange for some of their shares of our common stock and will receive $22.00 in cash for each of their remaining shares of our common stock. The holders of each share of Viking's common stock will be entitled to receive class B common stock in Merrill for each of their shares of Viking's common stock outstanding at the time of the merger; and the holders of each share of Viking's preferred stock and warrants will be entitled to receive preferred stock or warrants, as the case may be, in Merrill for each of their shares of Viking's preferred stock or warrants outstanding at the time of the merger. The transaction is expected to be accounted for as a recapitalization and will have no impact on our historical basis of assets and liabilities.

3.  NET INCOME PER SHARE

    The denominator used to calculate diluted earnings per share includes the dilutive impact of stock options, which increase the actual weighted average number of shares outstanding by 498,395 and 892,711 for the three month periods ended July 31, 1999 and 1998, respectively and by 540,174 and 877,248 for the six month periods ended July 31, 1999 and 1998, respectively.

4.  BUSINESS ACQUISITIONS

    On April 14, 1999, we purchased substantially all operating assets and assumed certain liabilities of Daniels Printing, Limited Partnership for approximately $44.0 million in cash, assumption and payment of existing lines of credit obligations totaling approximately $5.6 million and the assumption of certain ordinary course liabilities of $7.7 million. The acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired approximated $23.3 million and is being amortized using the straight-line method over 20 years.

    Pro Forma (unaudited) results for the six month period ended July 31, 1999 and the three month and six month periods ended July 31, 1998, as though the acquisition had been effective at February 1, 1998, are as follows:

	Three Months ended July 31, 1998	Six Months ended July 31, 1998	Six Months ended July 31, 1999
	(in thousands, except per share amounts)
Revenues	$166,838	$311,260	$313,798
Net Income	8,013	16,450	13,350
Net Income Per Share—diluted	$0.46	$0.95	$0.81

    On June 11, 1999, we purchased substantially all operating assets and assumed certain liabilities of Alternatives Communications Group, Inc. for approximately $2.6 million in cash, a promissory note for $0.8 million, payment of an existing line of credit obligation of $2.1 million, and the assumption of certain ordinary course liabilities of $1.9 million. The acquisition has been accounted for as a purchase and is not significant to our financial position or operating results. The excess of the purchase price over the estimated fair value of the net identifiable assets acquired approximated $3.3 million and is being amortized using the straight-line method over 15 years.

    These acquisitions were financed with excess operating cash and amounts available under our revolving credit facility.

5.  SEGMENT AND RELATED INFORMATION

    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," changed the way we report information about our operating segments. Our five business units have been aggregated into two reportable segments, comprised of Specialty Communication Services and Document Services.

    Specialty Communication Services  This segment consists of four business units: Financial Document Services, Investment Company Services, Managed Communications Programs and Merrill Print Group. Our Specialty Communication Services segment provides our financial, investment company and corporate clients with information technology-based solutions for the production and distribution of transactional financial documents, marketing materials, compliance documents and branded promotional materials. We are one of three international financial printers with a nationwide network and recognized brand name.

    Document Services  This segment consists solely of our Document Management Services business which provides law firms, corporate legal departments and investment banks with information-management products and services designed to enhance productivity and reduce costs. We provide a total outsourcing solution to our clients' information management needs, including providing all of the staff, technology and equipment necessary to manage the varying levels of demand associated with this function.

    The accounting policies of the reportable segments are the same as those described in Note One of Notes to Consolidated Financial Statements included in our 1999 Annual Report. We evaluate the performance of our operating segments based on revenue and operating earnings of the respective business units. Intersegment sales and transfers are not significant.

    Summarized financial information concerning our reportable segments is shown in the following table. The "Interest & Other" column includes corporate-related items and, as it relates to income before provision for income taxes, income and expense not allocated to reportable segments.

(in thousands)	Specialty Communication Services	Document Services	Interest & Other	Total

Three month period ended July 31, 1999
Revenue	$148,801	$17,436		$166,237
Income (loss) before provision for income taxes	$19,763	$(1,205)	$(3,584)	$14,974

As of July 31, 1999
Total assets	$267,693	$35,195	$44,273	$347,161

Three month period ended July 31, 1998
Revenue	$133,902	$14,556		$148,458
Income (loss) before provision for income taxes	$18,859	$(2,152)	$(893)	$15,814

As of January 31, 1999
Total assets	$186,825	$25,966	$53,154	$265,945

Six month period ended July 31, 1999
Revenue	$263,839	$34,234		$298,073
Income (loss) before provision for income taxes	$29,181	$(1,079)	$(4,893)	$23,209

Six month period ended July 31, 1998
Revenue	$243,012	$28,960		$271,972
Income (loss) before provision for income taxes	$35,500	$(3,860)	$(1,518)	$30,122

6.  FINANCING AGREEMENT

   Subsequent to July 31, 1999, we amended our revolving credit agreement. The termination date of the agreement was extended to December 31, 1999. Amounts available for borrowing under the amended agreement will remain at $80.0 million through the amended termination date. Under the amended agreement, we have the option to borrow at the bank's reference rate, at 1.0% above the London Interbank Offered Rate (LIBOR), or at 1.0% above a certificate of deposit based rate. We are also required to pay a commitment fee of 0.25% on the unused portion of the line. The amended revolving credit agreement includes various covenants, including the maintenance of minimum tangible net worth and limitations on the amounts of certain transactions without the approval of the bank.

7.  SUPPLEMENTAL CASH FLOW DISCLOSURES

    Options to purchase 219,160 shares of common stock during the six month period ended July 31, 1999 were exercised using non-interest bearing notes primarily to our officers. Amounts advanced under the notes, totaling approximately $2.1 million as of July 31, 1999, are recorded as a reduction of additional paid-in capital on the accompanying unaudited consolidated balance sheets.

    During the second quarter of fiscal year 1998, we recorded an obligation of $8.0 million for additional consideration related to business acquisitions.

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations

    Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, constitute 'forward-looking' statements within the meaning of the federal Securities laws. Such 'forward-looking' statements involve known and unknown risks, uncertainties, or achievements which may cause actual results to be materially different from any future results, performance, or achievements expressed or implied by such 'forward-looking' statements. These risks and uncertainties include, but are not limited to, our ability to continue to diversify our revenue stream, the pace of technological changes affecting our business, the demand for printed financial documents, and the competitive environment in our business.

Overview

    We are a diversified communications and document services company applying advanced information systems and Internet technology to provide a full range of services to our corporate, financial and legal clients. We maintain a disciplined focus on specific target markets with substantial, complex business communication requirements, and we aggressively pursue a leadership position within each of these markets.

    In February 1999, we realigned our corporate structure by shifting from a geographically-based matrix organization into five business units in order to provide clearer accountability, quicker decision making and sharper operational focus within each line of business. These business units have been organized into two reportable segments, Specialty Communication Services and Document Services:

    Specialty Communication Services

      •  Financial Document Services

      •  Investment Company Services

      •  Managed Communications Programs

      •  Merrill Print Group

    Document Services

      •  Document Management Services

    Our management's discussion and analysis for the three and six month periods ended July 31, 1999 and 1998 reflects our recent realignment into these five business units. Our management's discussion and analysis filed for prior periods reflect the historical presentation of our business on a product line basis.

    Our Financial Document Services business historically has generated large, high margin cash flow. This business encompasses transactional documents that generally reflect the level of deal activity in the capital markets as well as required regulatory compliance and other repetitive work that is typically not significantly affected by capital market fluctuations. While some types of transactions tend to increase when others are out of favor, a prolonged reduction in the overall level of financial transactions could be expected to have a negative impact on our Financial Document Services business. This was the case, for example, during the Fall of 1998 when pronounced economic difficulties in certain emerging markets reduced the overall level of transaction activity on a global scale. As a result, revenue related to transaction-based financial printing was depressed for the fourth quarter of fiscal year 1999 and the first quarter of fiscal year 2000, during which time we would have completed and invoiced certain transactions that were otherwise postponed or terminated. The first and second quarters of fiscal 1999, on the other hand, represented relatively robust capital markets, which translated into strong operating results for the transaction portion of our Financial Document Services business during these periods.

    In an effort to maximize the stability of our revenue and profitability, we have not only strived to grow the non-financial transaction portion of our Financial Document Services business, but we have also continued to develop and grow our other business units. Our Investment Company Services, Managed Communications Programs and Document Management Services businesses all compete in highly fragmented markets that we believe are undergoing robust growth. Compliance documentation and marketing materials for our investment fund and corporate clients are not significantly affected by capital markets fluctuations, but are usually in higher demand during our first fiscal quarter as a result of our clients' annual filing requirements. Our Managed Communications Programs and Document Management Services businesses tend to follow general economic trends. Both of these businesses also have a considerable amount of long-term contracted revenue that serves to stabilize our operating results. We generally do not begin to receive significant revenue in our Managed Communications Programs business until we have invested approximately six to 12 months analyzing our clients' communication processes and designing appropriate product and service offerings that effectively address their needs.

    The strength of our diversification effort has been attributable to both internal growth and acquisitions. On June 11, 1998, we acquired Executech, Inc. and World Wide Scan Services, LLC, an East coast-based software and imaging company that expanded Document Management Services' client base, giving us a strong presence among top-100 law firms and Fortune 200 corporate law departments. On April 14, 1999, we finalized the acquisition of Daniels Printing, Limited Partnership, a full-service financial and commercial printing company based in suburban Boston, Massachusetts, that reinforce the presence of our Investment Company Services business in the important New England market. Furthermore, we acquired Alternatives Communications Group, Inc. on June 14, 1999, extending the service capabilities, customer base and geographic reach of our Managed Communications Programs business. We have accounted for all of these acquisitions under the purchase method of accounting. Accordingly, our historical results reflect these acquired operations from the date of acquisition.

    In addition to broadening our revenue and customer base, we also strive to maintain a low fixed cost asset base and high utilization rates in connection with our printing assets. This enables us to better respond to a potential downturn in the financial markets and the associated reduction in demand for transaction-based printing services. In periods of strong demand, we subcontract as much as 40% of our financial and investment company printing requirements to third-party local vendors. We pursue a strategy of maintaining a low fixed cost asset base throughout all of our other business units as well. For example, we pioneered the hub and spoke network utilized in our Financial Document Services and Investment Company Services businesses as an efficient method to deploy the resources needed in those businesses. In our Document Management Services business, we recently entered into leasing arrangements with major manufacturers of photocopying equipment, whereby we lease such equipment on an as-needed basis and pay for such usage entirely on a per copy basis (as opposed to paying a fixed monthly rental cost). These arrangements are in line with our overall operating strategy of minimizing our fixed cost asset base and maximizing operating flexibility.

    In all of our business units, we recognize revenue when we ship or complete the product or, in the case of our Document Management Services, when we provide the service. Prior to our recent corporate realignment, our printing operations were historically reflected as a cost center in our overall operating results for the entire company. With its formation in February 1999, the Merrill Print Group has been established as a profit center responsible for managing the printing operations for all of our internal businesses as well as our growing base of commercial printing clients.

    As a result of the proposed merger with an affiliate of DLJ Merchant Banking Partners II, L.P. and certain of its affiliates, we have incurred merger costs of approximately $1.1 million through July 31, 1999. We anticipate that total merger fees and expenses will approximate $23.9 million of which $11.2 million relates to financing costs that will be capitalized and amortized over the term of the finance agreements. The remaining $12.7 million of fees and expenses relates to non-capitalizable merger fees and expenses. While the exact timing, nature and amount of these costs are subject to change, we anticipate that a substantial one-time charge will be recorded in the quarter in which the merger is consummated. Because this charge will be funded entirely through the proceeds of the merger financing, we do not expect this loss to materially impact our liquidity, ongoing operations or market position. The merger is expected to be accounted for as a recapitalization and would consequently have no impact on our historical basis of assets and liabilities nor would result in the recording of any goodwill.

Results of operations

    The following table sets forth the percentage relationship to total revenue of certain items in our consolidated statements of operations for the three and six month periods ended July 31, 1999 and 1998, and the percentage change in the dollar amounts of such items between periods.

	Three Months Ended July 31,			Six Months Ended July 31,
	Percentage of Revenue		Percentage Increase (Decrease)	Percentage of Revenue		Percentage Increase (Decrease)
	1999	1998	1999 vs. 1998	1999	1998	1999 vs. 1998
Revenue
Financial Document Services	45.8%	57.6%	(11)%	46.9%	55.3%	(7)%
Investment Company Services	25.9	18.3	59	24.0	19.0	38
Managed Communications Programs	13.9	12.1	28	14.8	13.6	19
Merrill Print Group	3.9	2.2	102	2.9	1.4	122

Subtotal Specialty Communications Services	89.5	90.2	11	88.6	89.3	9
Document Management Services	10.5	9.8	20	11.4	10.7	18

Total revenue	100.0	100.0	12	100.0	100.0	10
Cost of revenue	65.8	63.6	16	65.1	62.4	14

Gross profit	34.2	36.4	5	34.9	37.6	2
Selling, general and administrative expenses	23.0	25.1	3	25.5	26.0	8
Merger costs	.7	—	—	.4	—	—

Operating income	10.5	11.3	4	9.0	11.6	(15)
Interest expense	(1.3)	(0.7)	88	(1.0)	(0.7)	56
Other (expense) income, net	(0.2)	0.1	(293)	(0.2)	0.2	(217)

Income before provision for income taxes	9.0	10.7	(5)	7.8	11.1	(23)
Provision for income taxes	4.1	4.8	(5)	3.5	4.9	(22)

Net income	4.9%	5.9%	(6)%	4.3%	6.2%	(24)%

Quarter ended July 31, 1999 compared to quarter ended July 31, 1998

Revenue

    Overall revenue increased 12.0% to $166.2 million for the quarter ended July 31, 1999 from $148.5 million for the same period one year ago. Revenue in the Specialty Communication Services segment increased $14.9 million, or 11.1% to $148.8 million from $133.9 million. Within the Specialty Communication Services segment, Financial Document Services revenue decreased 10.9% to $76.2 million from $85.5 million. Revenue generated by financial transactions, which represented 33.5% of our revenue for the quarter ended July 31, 1999, declined 8.3% when compared to the same period a year ago. This decrease was driven by lower financial transaction activity in the quarter ended July 31, 1999 versus the record activity experienced in the prior year quarter. Corporate regulatory compliance revenue also experienced a decrease of approximately 15.6% for the quarter ended July 31, 1999. This decrease was primarily attributable to the timing of certain projects. Investment Company Services revenue increased $15.9 million, or 58.6% to $43.1 million for the current quarter from $27.2 million for the quarter ended July 31, 1998. The newly acquired Daniels Printing operation contributed $9.3 million of this revenue. Excluding revenue generated by the Daniels Printing operation, Investment Company Services' revenue grew 24.3% which represented an increase in new customer accounts and an increase in the level of services provided to our existing customers. Managed Communications Programs revenue increased $5.1 million or 28.2% to $23.1 million for the quarter ended July 31, 1999 from $18.0 million for the same period one year ago. Our recently acquired Alternatives Communications operations contributed $2.0 million of this revenue. Excluding this contribution, Managed Communications Programs revenue grew 17.2% as a result of an increase in new customer accounts and an increase in the level of services provided to our existing customers. Merrill Print Group revenue increased $3.2 million to $6.4 million for the quarter ended July 31, 1999. The increase was principally attributable to revenue generated by the Daniels Printing operation during the quarter ended July 31, 1999.

    Revenue in the Document Services segment increased $2.9 million, or 19.8% to $17.4 million for the quarter ended July 31, 1999 from $14.6 million for the quarter ended July 31, 1998. This growth was due to increased revenue from our document service centers, our regional copy centers, and from our imaging services.

Gross profit

    Gross profit increased $2.9 million, or 5.3% to $56.8 million for the quarter ended July 31, 1999 from $54.0 million for the quarter ended July 31, 1998. As a percentage of revenue, gross profit was 34.2% for the quarter ended July 31, 1999 compared to 36.4% for the prior year. The increase in gross profit was due to revenue increases discussed above, offset by the decrease in gross profit as a percentage of revenue. The decrease in gross profit as a percentage of revenue resulted from a shift in revenue mix from higher gross margin financial transaction revenue to revenue generated by our other business units which tend to carry lower gross margins.

Selling, general and administrative

    Selling, general and administrative expenses increased $1.0 million to $38.3 million for the quarter ended July 31, 1999 from $37.3 million for the quarter ended July 31, 1998. Selling, general and administrative expenses primarily increased as a result of variable costs associated with increased revenues. Selling, general and administrative expenses as a percentage of revenue, were 23.0% for the quarter ended July 31, 1999 compared with 25.1% for the prior year quarter. The decrease in selling, general and administrative expense, as a percentage of revenue, resulted from our increasing ability to manage our fixed expense base and lower incentive compensation costs.

Merger costs

    During the quarter ended July 31, 1999, we recorded costs associated with the proposed plan of merger of approximately $1.1 million. This amount reflects investment banking fees, accounting, legal and other direct expenses. It is expected that this amount will continue to increase through the closing of the transaction.

Interest expense

    Interest expense for the quarter ended July 31, 1999 was $2.1 million compared to $1.1 million for the prior year quarter. The increase in interest expense was caused by borrowings under our revolving credit facility to finance the Daniels Printing and Alternatives Communications acquisitions.

Other expense, net

    Other expense, net for the quarter ended July 31, 1999 was $0.4 million compared to other income, net of $0.2 million for the quarter ended July 31, 1998. During the current quarter, we wrote off approximately $0.7 million of advances made to a technology company that filed for bankruptcy. We subsequently purchased the assets of this business for $0.8 million.

Tax provision

    The effective tax rate for the quarter ended July 31, 1999 was 45.1% compared to 44.9% for the prior year quarter. The increase in the effective rate was caused by an increase in non-deductible business and entertainment expenses and non-deductible merger costs. We expect the effective tax rate to increase for the remainder of fiscal year 2000 as additional non-deductible merger costs are incurred.

Net income

    Net income was $8.2 million, or $0.50 per diluted share, for the quarter ended July 31, 1999 versus $8.7 million, or $0.50 per diluted share, for the quarter ended July 31, 1998. The decrease in net income was related to higher selling, general and administrative expenses, merger costs and interest expense, as previously discussed.

Six months ended July 31, 1999 compared to six months ended July 31, 1998

Revenue

    Overall revenue increased 9.6% to $298.1 million for the six months ended July 31, 1999 from $272.0 million for the prior year period. Revenue in the Specialty Communication Services segment increased $20.8 million, or 8.6% to $263.8 million from $243.0 million. Within the Specialty Communciation Services segment, Financial Document Services revenue decreased 7.2% to $139.7 million from $150.4 million. Revenue generated by financial transactions, which represented 32.2% of our overall revenue for the current six month period, decreased by 10.3% when compared to the prior year period. This decrease reflected lower financial transaction activity in the six month period ended July 31, 1999, versus the record activity experienced in the prior year period. Offsetting this decrease was a 4.7% increase in revenue from corporate regulatory compliance work. This increase was driven by an aggressive marketing initiative implemented during the first quarter of fiscal year 2000 which resulted in increased compliance reporting work. Investment Company Services revenue increased $19.7 million, or 38.0% to $71.5 million for the six month period ended July 31, 1999 from $51.8 million for the prior year period. The newly acquired Daniels Printing operations contributed $11.5 million of this revenue. Excluding this contribution, Investment Company Services' revenue grew 15.8%, which primarily represented an increase in new customers and an increase in the level of services provided to our existing customers. Managed Communications Programs revenue increased $7.2 million, or 19.5% to $44.2 million for the six month period ended July 31, 1999 compared to $37.0 million for the prior year period. The newly acquired Alternatives Communications operations contributed $2.0 million of this revenue. Excluding this contribution, Managed Communications Programs' revenue grew 14.1% which primarily represented an increase in new customer accounts and an increase in the level of services provided to our existing customers. Merrill Print Group revenue increased to $8.5 million for the six month period ended July 31, 1999 from $3.8 million during the prior year period. This increase was primarily from $4.4 million of commercial printing generated from the recently acquired Daniels Printing operations.

    Revenue in the Document Services segment increased $5.3 million, or 18.2% to $34.2 million in the six month period ended July 31, 1999 from $29.0 million for the six month period ended July 31, 1998. This growth was due to increased revenue from our document service centers, our regional copy centers, and from our imaging services.

Gross profit

    Gross profit increased slightly to $104.1 million for the six month period ended July 31, 1999 from $102.3 million for the six month period ended July 31, 1998. As a percentage of revenue, gross profit was 34.9% for the six month period ended July 31, 1999 versus 37.6% for the prior year period. The increase in gross profit was due to the revenue increases discussed above, offset by the decrease in gross profit as a percentage of revenue. This decrease in gross profit as a percentage of revenue was due to a shift in revenue mix from higher gross margin financial transaction revenue to revenue generated by our other business units which tend to carry lower gross margins.

Selling, general and administrative expenses

    Selling, general and administrative expenses increased $5.3 million to $76.0 million for the six months ended July 31, 1999 from $70.7 million for the six months ended July 31, 1998. The increase in selling, general and administrative expenses was primarily related to variable costs associated with increased revenue. During the six month period ended July 31, 1998, we recorded a $1.0 million goodwill write-down associated with Merrill Training and Technology, formally Merrill/Superstar Computing Company. Selling, general and administrative expense, as a percentage of revenue, after giving effect to this write-down, was 25.5% for the six month period ended July 31, 1999 and 25.6% for the six month period ended July 31, 1998.

Merger costs

    During the six month period ended July 31, 1999, we recorded costs associated with the proposed plan of merger of approximately $1.1 million. The amount recorded reflects investment banking fees, accounting, legal and other direct expenses. It is expected that this amount will continue to increase through the closing of the transaction.

Interest expense

    Interest expense for the six month period ended July 31, 1999 was $3.2 million compared to $2.0 million for the prior year period. The increase in interest expense was caused by borrowings under our revolving credit facility to finance the Daniels Printing and Alternatives Communications acquisitions.

Other expense, net

    Other expense, net for the six month period ended July 31, 1999 was $0.6 million compared to other income, net of $0.5 million for same period ended July 31, 1998. The primary contributor of the change relates to write-offs of approximately $1.3 million of advance payments we made to a technology company that filed for bankruptcy. We subsequently purchased the assets of this business for $0.8 million.

Tax provision

    The effective tax rate for the six month period ended July 31, 1999 was 45.1% compared to 44.5% for the prior year period. The increase in the effective rate was caused by an increase in non-deductible business and entertainment expenses and non-deductible merger costs. We expect the effective tax rate to increase for the remainder of fiscal year 2000 as additional non-deductible merger costs are incurred.

Net income

    Net income was $12.7 million, or $0.77 per diluted share, for the six month period ended July 31, 1999 versus $16.7 million, or $0.97 per diluted share, for the same period last year. The decrease in net income was primarily caused by higher selling, general and administrative expenses, as previously discussed.

Liquidity and capital resources

    Cash and cash equivalents decreased $12.5 million to $11.0 million at July 31, 1999 from $23.5 million at January 31, 1999. We used cash in operating activities of $15.5 million in the six month period ended July 31, 1999 versus cash used in operating activities of $5.3 million in the six month period ended July 31, 1998. This change was driven by decreased net income, a seasonal increase in trade accounts receivable balances and the assumption and subsequent payment of ordinary course liabilities resulting from the Daniels Printing and Alternatives Communications acquisitions. Net cash used in investing activities was $61.6 million and $12.6 million for the six month periods ended July 31, 1999 and 1998, respectively. Significant uses of cash in investing activities for the current six month period included $54.6 million of cash used for the Daniels Printing and Alternatives Communications acquisitions and capital expenditures of approximately $5.1 million. Consideration for the Daniels Printing acquisition included approximately $44.0 million in cash, assumption and payment of existing line of credit obligations totaling approximately $5.6 million and the assumption of certain ordinary course liabilities of $7.7 million. Consideration for the Alternatives Communications acquisition included approximately $2.6 million in cash, a promissory note of $0.8 million, payment of an existing line of credit obligations of $2.1 million and assumption of certain ordinary course liabilities of $1.9 million. Net cash provided by financing activities was $64.6 million compared to $19.0 million for the six month periods ended July 31, 1999 and 1998, respectively. This change resulted from financing a significant portion of the Daniels Printing and Alternatives Communications acquisitions with our revolving credit facility.

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

  •
  Assessment. We have identified and prioritized systems and individual components of systems that contain potentially date-sensitive computer codes.

  •
  Remediation. We are making decisions on how to make systems and processes Year 2000-ready, then proceeding to make the necessary changes.

  •
  Third-Party Vendors. We have surveyed for Year 2000 readiness our material third-party vendors, including external providers of software and hardware products, as well as print producers.

  •
  Configuration Management. We have tracked source code components of our business applications and changes to those components to manage the remediation process.

  •
  Validation/Testing. We have substantially completed testing of data and have reviewed results to determine that errors were not introduced during the remediation process.

  •
  Contingency Planning. We have formulated contingency plans that address the continuum from minor administrative interruptions to failure of mission critical processes to include alternate material and services suppliers where applicable. This plan includes a staffed "command center" that will be activated in December 1999 and stay active as long as required into January 2000.

    Our project plan includes initial testing and remediation which was begun last year and continued into the fourth quarter of the fiscal year ended 1999. We also completed the surveying of key suppliers in the fourth quarter of fiscal 1999.

    Our mission critical accounting, job control, composition and EDGAR filing systems have been tested, remediated and were re-installed in a Year 2000 ready mode on or before July 31, 1999. There are some ancillary systems still in the remediation process that are scheduled for completion by October 1, 1999. The Managed Communications Programs' accounting and fulfillment system is in final testing and scheduled for re-installation in October 1999. We have surveyed our major utility companies and landlords at our facilities and have received most response statements. We are in the process of analyzing those statements and following up, where needed for clarity.

    A master project plan has been developed and a Steering Committee, chartered by the Board of Directors, meets regularly to monitor the plan and address issues. The project has progressed well into the final stages of remediation where programming changes are being made to major business and production systems. We believe that the project is currently on schedule.

    We estimate that the total cost to identify and remediate Year 2000 problems is approximately $4.2 million. Approximately $2.8 million of these costs have been incurred as of July 31, 1999. These costs are expensed as incurred. These costs primarily relate to the purchase of a new payroll system, consultant and payroll-related costs for our information technology group and some computer hardware and software package upgrade purchase costs. Such costs do not include normal system upgrades and replacements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    We regularly invest excess operating cash in overnight repurchase agreements that are subject to changes in short-term interest rates. Accordingly, we believe that the market risk arising from our holding of these financial instruments is minimal.

PART II.—OTHER INFORMATION

Item 1.  Legal Proceedings

    Plaintiffs have filed two lawsuits in Minnesota state court on behalf of our shareholders. The lawsuits allege that our board of directors breached their fiduciary duties to our shareholders in approving the merger, and that our shareholders will not receive adequate compensation for their shares of Merrill common stock pursuant to the merger agreement. The plaintiffs seek to enjoin or rescind the merger, or to recover compensatory damages if the merger is closed and not rescinded. We believe these lawsuits are without merit and intend to defend them vigorously. We do not know of any other pending legal, governmental, administrative or other matters that would materially affect our business or properties.

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) Our annual meeting of shareholders was held on June 2, 1999.

    (b) The following matters were submitted to a vote of security holders:

    Proposal 1—Election of Directors

    To elect nine directors to terms expiring in calendar year 2000.

Directors	Votes For	Votes Withheld
Rick R. Atterbury	12,780,910	85,009
James R. Campbell	12,781,010	84,909
John W. Castro	12,781,010	84,909
Ronald N. Hoge	12,781,010	84,909
Frederick W. Kanner	12,781,010	84,909
Richard G. Lareau	12,543,410	322,509
Paul G. Miller	12,780,010	85,909
Michael S. Scott Morton	12,781,010	84,909
Robert F. Nienhouse	12,781,010	84,909

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

      27. Financial Data Schedule

    (b) Reports on Form 8-K

    A Form 8-K/A dated April 14, 1999, was filed during the second quarter ended July 31, 1999 related to the acquisition of substantially all operating assets and assumption of certain liabilities of Daniels Printing, Limited Partnership.

    A Form 8-K dated July 20, 1999, was filed during the second quarter ended July 31, 1999 related to the agreement and plan of merger between our company and Viking Merger Sub, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)	MERRILL CORPORATION
BY (SIGNATURE)	/s/ John W. Castro
(NAME AND TITLE)	John W. Castro, President and Chief Executive Officer
(DATE)	September 14, 1999
BY (SIGNATURE)	/s/ Kay A. Barber
(NAME AND TITLE)	Kay A. Barber, Chief Financial Officer
(DATE)	September 14, 1999