Form 10-K/A
period 1999-01-31
MERRILL CORP
filed 1999-10-22
CIK 790406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(MARK ONE)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 1999
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to	.

Commission File Number:  0-14082

MERRILL CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota	41-0946258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Merrill Circle St. Paul, Minnesota (Address of principal executive offices)	55108 (Zip Code)

Registrant's telephone number, including area code: (651) 646-4501

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes    No  X

    As of April 15, 1999, 15,919,680 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock on that date by the Nasdaq National Market) excluding outstanding shares owned beneficially by officers and directors, was approximately $190,391,201.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the Fiscal Year ending January 31, 1999	Parts I, II and IV
Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders	Part III

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 1999.

MERRILL CORPORATION
By:	/s/ JOHN W. CASTRO John W. Castro
Its:	President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title

/s/ JOHN W. CASTRO John W. Castro	President and Chief Executive Officer (Principal Executive Officer) and Director
/s/ KAY A. BARBER Kay A. Barber	Vice President—Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ ROBERT F. NIENHOUSE Robert F. Nienhouse	Director
/s/ RICHARD G. LAREAU Richard G. Lareau	Director
/s/ PAUL G. MILLER Paul G. Miller	Director
/s/ RICK R. ATTERBURY Rick R. Atterbury	Director
/s/ RONALD N. HOGE Ronald N. Hoge	Director
/s/ JAMES R. CAMPBELL James R. Campbell	Director
/s/ FREDERICK W. KANNER Frederick W. Kanner	Director
/s/ MICHAEL S. SCOTT MORTON Michael S. Scott Morton	Director

MERRILL CORPORATION
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
For Fiscal Year Ended January 31, 1999

Item No.	Description	Method of Filing
3.1	Articles of Incorporation	Incorporated by reference to our Registration Statement on Form S-1 (File No. 33-4062).
3.2	Amendments to Articles of Incorporation as of June 20, 1986 and March 27, 1987	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1987.
3.3	Restated Bylaws	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1990.
10.1	Credit Agreement dated as of November 25, 1996 among First Bank, N.A., as Agent and as a Bank, Norwest Bank Minnesota, N.A., and Merrill Corporation	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996.
10.2	First Amendment to Credit Agreement dated May 23, 1997 between First Bank National Association, Norwest Bank Minnesota, National Association and Merrill Corporation	Previously filed.
10.3	Second Amendment to Credit Agreement dated August 17, 1998 between First Bank National Association, Norwest Bank Minnesota, National Association and Merrill Corporation	Previously filed.
10.4	Third Amendment to Credit Agreement dated March 24, 1999 between First Bank National Association, Norwest Bank Minnesota, National Association and Merrill Corporation	Previously filed.
10.5	Note Purchase Agreement, dated as of October 25, 1996	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 1996.
10.6	Loan Agreement, dated as of July 1, 1990 between May Printing Company and Minnesota Agricultural and Economic Development Board, amended as of December 31, 1993	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1994.
10.7	First Amendment to Loan Agreement dated as of December 31, 1993 between Merrill/May, Inc. and Minnesota Agricultural and Economic Development Board
Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1994 (included with the Loan Agreement, dated as of July 1, 1990 between May Printing Company and Minnesota Agricultural and Economic Development Board, amended as of December 31, 1993).
10.8	Second Amendment to Loan Agreement dated as of July 1, 1998 between Merrill/May, Inc. and Minnesota Agricultural and Economic Development Board	Previously filed.
10.9	Bond Purchase Agreement dated June 26, 1998 between Dougherty Summit Securities LLC and Piper Jaffray Inc.	Previously filed.
10.10	Guaranty of Loan Obligations of May Printing Company by Merrill Corporation in favor of Minnesota Agricultural and Economic Development Board, dated as of December 31, 1993	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1994.
10.11	Employment Agreement between Rick R. Atterbury and Merrill Corporation, dated as of February 1, 1987, as amended	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1991.
10.12	First Amendment to Employment Agreement between Rick R. Atterbury and Merrill Corporation, dated as of April 29, 1994	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1994.
10.13	Second Amendment to Employment Agreement between Rick R. Atterbury and Merrill Corporation, dated as of April 8, 1998	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
10.14	Employment Agreement between John W. Castro and Merrill Corporation dated as of February 1, 1989	Incorporated by reference to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1989.
10.15	Amendment to Employment Agreement between John W. Castro and Merrill Corporation dated as of April 29, 1994	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1994.
10.16	Second Amendment to Employment Agreement between John W. Castro and Merrill Corporation, dated as of April 8, 1998	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
10.17	Deferred Compensation Plan for John W. Castro, dated as of March 30, 1998	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1998.
10.18	1987 Omnibus Stock Plan, as amended	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1991.
10.19	1993 Incentive Stock Plan, as amended	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
10.20	1996 Non-Employee Director Plan	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
10.21	1996 Non-Statutory Stock Option Plan	Previously filed.
10.22	Option Agreement dated as of July 1, 1991 between Ronald N. Hoge and Merrill Corporation	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1993.
10.23	Stock Purchase Loan Program	Previously filed.
10.24	Stock Option Deferral Program	Previously filed.
10.25	Form of Letter Agreement effective May 28, 1998 with John W. Castro and Rick R. Atterbury	Previously filed.
10.26	Form of Letter Agreement effective May 28, 1998 with Kay A. Barber, Steven J. Machov and Kathleen A. Larkin	Previously filed.
10.27	Stock Purchase Agreement, dated March 28, 1996, by and among Merrill Corporation and the Shareholders of FMC Resource Management Corporation	Incorporated by reference to our Current Report on Form 8-K dated April 15, 1996.
10.28
	Asset Purchase Agreement dated as of June 11, 1998 among Merrill Acquisition Corporation and Executech, Inc., World Wide Scan Services, LLC, the Shareholders of Executech, Inc. and the Members of World Wide Scan Services LLC	Previously filed.
10.29
	First Amendment to Asset Purchase Agreement dated December 18, 1998 among Merrill/Executech, Inc. and Executech, Inc., World Wide Scan Services, LLC, the Shareholders of Executech, Inc. and the Members of World Wide Scan Services LLC	Previously filed.
10.30
	Second Amendment to Asset Purchase Agreement dated effective as of June 11, 1998 among Merrill/Executech, Inc. and Executech, Inc., World Wide Scan Services, LLC, the Shareholders of Executech, Inc. and the Members of World Wide Scan Services LLC	Previously filed.
10.31	Asset Purchase Agreement dated March 11, 1999 among Merrill Daniels, Inc., Daniels Printing, Limited Partnership and all of the partners of Daniels Printing Limited Partnership	Incorporated by reference to our Current Report on Form 8-K filed on April 29, 1999.
10.32	Facilities Lease dated October 1, 1985 between the Port Authority of the City of Saint Paul as lessor and Merrill Corporation as lessee	Incorporated by reference to our Registration Statement on Form S-1 (File No. 33-4062).
10.33	Land Lease dated October 1, 1985 between the Port Authority of the City of Saint Paul as lessor and Merrill Corporation as lessee	Incorporated by reference to our Registration Statement on Form S-1 (File No. 33-4062).
10.34
	Lease dated as of May 1, 1994 between The Rector, Church-Wardens, and Vestrymen of Trinity Church in the City of New York, as landlord and The Corporate Printing Company, Inc, as lessee, assignor to Merrill/New York Company	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 31, 1997.
10.35	Office Lease Agreement dated July 30, 1998 between Beametfed Inc. and Merrill Corporation	Previously filed.
10.36
	Agreement of Lease dated January 25, 1995 between East 55th Street Limited Partnership (assignee of The Overton-La Cholla Joint Venture) and Merrill Daniels, Inc. (assignee to Daniels Printing, Limited Partnership)	Previously filed.
13.1	Portions of Annual Report to Shareholders	Included with this filing electronically.
21.1	Subsidiaries	Previously filed.
23.1	Consent of Independent Accountants	Previously filed.
27.1	Financial Data Schedule for the year ended January 31, 1999	Previously filed.