Form 10-Q
period 2000-04-30
MERRILL CORP
filed 2000-06-14
CIK 790406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

       (MARK ONE)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

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

Yes        No    X

   --------    --------

As of June 9, 2000, there were no shares of the Registrant's voting common stock, $0.01 par value per share, outstanding. As of June 9, 2000, there were 5,374,490 shares of the Registrant's class B common stock, $0.01 par value per share, outstanding.

PART I.—FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements
Included herein is the following unaudited financial information:
Consolidated Balance Sheet as of January 31, 2000 and April 30, 2000.	3
Consolidated Statement of Operations for the three month periods ended April 30, 1999 and 2000.	4
Consolidated Statement of Cash Flows for the three month periods ended April 30, 1999 and 2000.	5
Notes to Consolidated Financial Statements.	6-15
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16-17
Item 3. Quantitative and Qualitative Disclosure About Market Risk	17

PART II.—OTHER INFORMATION

Page(s)
Item 1. Legal Proceedings	18
Item 2. Changes in Securities and Use of Proceeds	18-19
Item 6. Exhibits and Reports on Form 8-K	19
Signatures	20

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Merrill Corporation

Consolidated Balance Sheet

(dollars in thousands, except share data)

January 31,		April 30,

	2000	2000

Assets		(Unaudited )
Current assets
Cash and cash equivalents	$14,458	$ 7,543
Trade receivables, less allowance for doubtful accounts of $5,905 and $5,987, respectively	129,186	167,077
Work-in-process inventories	19,110	28,762
Other inventories	8,240	9,587
Other current assets	22,374	22,063

Total current assets	193,368	235,032
Property, plant and equipment, net	59,491	58,027
Goodwill, net	75,945	76,858
Other assets	26,056	26,402

Total assets	$354,860	$ 396,319

Liabilities and Shareholders' Deficit
Current liabilities
Notes payable, banks	$—	$ 36,100
Current maturities of long-term debt	2,300	2,300
Current maturities of capital lease obligations	201	312
Accounts payable	35,808	41,075
Accrued expenses	43,318	43,092

Total current liabilities	81,627	122,879
Long-term debt, net of current maturities	352,615	347,862
Capital lease obligations, net of current maturities	1,196	1,271
Other liabilities	13,134	12,167

Total liabilities	448,572	484,179
Minority interest	106	156
Preferred stock $.01 par value: 500,000 shares authorized; issued and outstanding. Liquidation value of $41.1 million and $42.7 million, respectively.	35,697	37,261
Shareholders' deficit
Common stock, $.01 par value: 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $.01 par value: 10,000,000 shares authorized; 4,191,943 and 4,935,385 shares, respectively, issued and outstanding	42	49
Additional paid-in capital, net of notes receivable balances of $1.5 million and $8.8 million, respectively	99,158	106,436
Accumulated deficit	(228,715)	(231,762)

Total shareholders' deficit	(129,515)	(125,277)

Total liabilities and shareholders' deficit	$354,860	$ 396,319

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Merrill Corporation

Consolidated Statement of Operations

(dollars in thousands except share and per share data)

(unaudited)

Three Months Ended April 30,

	1999	2000

Revenue	$131,836	$169,412
Cost of revenue	84,564	114,782

Gross profit	47,272	54,630
Selling, general and administrative expenses	37,728	46,254
Merger costs	—	194

Operating income	9,544	8,182
Interest expense	(1,103)	(9,939)
Other (expense) income, net	(206)	1,164

Income (loss) before provision for income taxes	8,235	(593)
Provision for income taxes	3,714	840

Net income (loss) before minority interest	4,521	(1,433)

Minority interest	—	50

Net income (loss) from continuing operations	4,521	(1,483)

Accreted preferred stock dividend	—	1,564

Net income (loss) available to common shareholders	$4,521	$(3,047)

Net income (loss) available to common shareholders per share:
Basic	$0.28	$(0.64)
Diluted	$0.27	$(0.64)

Dividends per common share	$0.02	$—

Weighted average number of shares outstanding:
Basic	15,881,177	4,773,484
Diluted	16,470,066	4,773,484

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Merrill Corporation

Consolidated Statement of Cash Flows

(dollars in thousands)

(unaudited)

Three Months Ended April 30,

	1999	2000

Operating activities:
Net income (loss) available for common shareholders	$4,521	$(3,047)
Adjustments to reconcile net income (loss) available for common shareholders to net cash used in operating activities:
Depreciation and amortization	3,745	4,434
Amortization of intangible assets	1,170	1,804
Amortization of ascribed warrant value	—	55
Provision for losses on trade receivables	1,997	1,215
Change in deferred compensation	691	318
Minority interest in earnings of subsidiary	—	50
Accreted preferred stock dividend	—	1,564
Other	—	(3)
Changes in operating assets and liabilities, net of effects from business acquisitions
Trade receivables	(25,289)	(38,261)
Work-in-process inventories	(7,957)	(9,650)
Other inventories	(487)	(1,064)
Other current assets	164	(502)
Accounts payable	2,010	5,156
Accrued expenses	(13,621)	(241)
Accrued and deferred income taxes	2,693	820

Net cash used in operating activities	(30,363)	(37,352)

Investing activities:
Purchase of property, plant and equipment	(2,836)	(2,264)
Business acquisitions, net of cash acquired	(50,371)	(3,890)
Other investing activities, net	(1,089)	(2,094)

Net cash used in investing activities	(54,296)	(8,248)

Financing activities:
Borrowings on notes payable to banks	69,900	42,100
Repayments on notes payable to banks	(3,400)	(6,000)
Principal payments on long-term debt and capital lease obligations	(2,060)	(4,761)
Issuance of Class B common stock	—	7,692
Dividends paid	(318)	—
Exercise of stock options	733	—
Tax benefit realized upon exercise of stock options	430	—
Other equity transactions, net	—	(346)

Net cash provided by financing activities	65,285	38,685

Decrease in cash and cash equivalents	(19,374)	(6,915)
Cash and cash equivalents, beginning of year	23,477	14,458

Cash and cash equivalents, end of year	$4,103	$7,543

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Merrill Corporation

Notes to Consolidated Financial Statements

(unaudited)

1.  ACCOUNTING POLICIES

    Our consolidated financial statements as of April 30, 2000, and for the three month periods ended April 30, 1999 and 2000, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The year end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our S-1/A registration statement dated May 17, 2000.

2.  MERGER

    On November 23, 1999, we merged with Viking Merger Sub. Inc. (Viking), an affiliate of DLJ Merchant Banking Partners II L.P. and certain of its affiliates and we continued as the surviving company. The transaction was accounted for as a recapitalization and did not have any impact on our historical basis of assets and liabilities. The transaction was principally financed by DLJ Merchant Banking Partners II L.P. and certain of its affiliates. We entered into a new $270.0 million senior secured credit facility and issued $140.0 million of 12.0% senior subordinated notes with warrants to purchase 172,182 shares of Class B common stock.

3.  NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS PER SHARE

    The denominator used to calculate diluted earnings per share includes the dilutive impact of stock options and warrants, which increase the actual weighted average number of shares outstanding by 588,889 for the three month period ended April 30, 1999.

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

    Pro forma (unaudited) results for the three month period ended April 30, 1999, as if the acquisition had been effective at February 1, 1999 are as follows:

(dollars in thousands)
Revenue	$147,561
Net income available to common shareholders	$5,643
Net income available to common shareholders per share - diluted	$0.34

    On June 14, 1999, we purchased substantially all operating assets and assumed certain liabilities of Alternatives Communications Group, Inc. On March 31, 2000 and April 12, 2000 we acquired certain assets and assumed certain ordinary course liabilities of Ames Safety Envelope Company and NTEXT Corporation, respectively. These acquisitions have been accounted for under the purchase method of accounting and are not significant to our financial position or operating results.

    These acquisitions were financed with excess operating cash and amounts available under our revolving credit facility. Results of the acquired companies' operations have been included in the Consolidated Statement of Operations from their respective date of acquisitions.

5.  SEGMENT AND RELATED INFORMATION

    Our business units have been aggregated into two reportable segments comprising of Specialty Communication Services and Document Services.

    Specialty Communication Services  This segment consists of four business units—Financial Document Services, Investment Company Services, Managed Communications Programs and Merrill Print Group. This segment provides our financial, investment company and corporate clients with information technology-based solutions for the production and distribution of transactional financial documents, marketing materials, compliance documents and branded promotional materials. The principal markets for this segment include major metropolitan centers in the world including North America, Europe, Latin America and the Far East.

    Document Services  Document Management Services is the sole business unit reported in this segment. They provide law firms, corporate legal departments, investment banks, and other professional services firms with information management products and services designed to enhance productivity and reduce costs. This business segment provides a total outsourcing solution to our clients' information management needs, including providing all of the staff, technology and equipment necessary to manage the varying levels of demand associated with this function. These Merrill-managed facilities provide clients with a broad range of value-added document services, including litigation copying and support, document imaging, electronic document storage and retrieval, binding and post-production shipping. The principal markets for this segment are major metropolitan areas in North America.

    The accounting policies of the reportable segments are the same as those described in Note One of Notes to Consolidated Financial Statements as of and for the year ended January 31, 2000. We evaluate the performance of our operating segments based on revenue and operating earnings of the respective business units. Intersegment sales and transfers are not significant.

    Summarized financial information concerning our reportable segments is shown in the following table. The "Interest & Other" column includes corporate-related items and, as it relates to income before provision for income taxes, income and expense not allocated to reportable segments.

	Specialty Communication Services	Document Services	Interest & Other	Total

	(dollars in thousands)
Three month period ending April 30, 1999
Revenue	$115,650	$16,186	$—	$131,836
Income (loss) before provision for income taxes	9,418	126	(1,309)	8,235

Three month period ending April 30, 2000
Revenue	$147,567	$21,845	$—	$169,412
Income (loss) before provision for income taxes	7,167	1,015	(8,775)	(593)

As of January 31, 2000
Total assets	$253,587	$37,796	$63,477	$354,860

As of April 30, 2000
Total assets	$299,602	$40,238	$56,479	$396,319

6.  SUPPLEMENTAL CASH FLOW DISCLOSURE

    During the three month period ended April 30, 2000, 750,217 shares of our Class B common stock were issued for $7.7 million in cash and $8.8 million of 8% note receivables under our Direct Investment Plan. During the three month period ended April 30, 1999, options to purchase 180,040 shares of common stock were exercised through the issuance of non-interest bearing note agreements primarily to officers of the Company. Amounts advanced under the note agreements totaled approximately $1.5 million as of April 30, 1999.

    Subsequent to April 30, 2000, 439,105 shares of our Class B common stock were issued under our Direct Investment Plan for $3.5 million in cash and $5.8 million of 8% note receivables.

7.  GUARANTOR SUBSIDIARIES

    In connection with the November 1999 issuance of $140.0 million of 12% senior subordinated notes (see Note 2), our wholly-owned domestic subsidiaries (Guarantors) unconditionally guaranteed the notes.

    The guarantees are general unsecured obligations of the Guarantors, are subordinated in right of payment to all existing and future senior indebtedness of the Guarantors (including indebtedness of the credit facility) and will rank senior in right of payment to any future subordinated indebtedness of the Guarantors. The following consolidating financial information includes the accounts of the Guarantors and the combined accounts of the Non-Guarantors. Separate financial statements of each of the Guarantors are not presented because we believe that such information is not significant in assessing the Guarantors.

Consolidating Balance Sheet
January 31, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$7,101	$7,357	$—	$14,458
Accounts receivable	123,928	5,258	—	129,186
Work-in-process inventories	18,321	789	—	19,110
Other inventories	8,240	—	—	8,240
Other current assets	21,332	1,042	—	22,374

Total current assets	178,922	14,446	—	193,368
Property, plant and equipment, net	55,553	3,938	—	59,491
Goodwill, net	75,945	—	—	75,945
Other assets	42,570	1,089	(17,603)	26,056

Total assets	$352,990	$19,473	$(17,603)	$354,860

Liabilities and Shareholders' (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$2,300	$—	$—	$2,300
Current maturities of capital lease obligations	201	—	—	201
Accounts payable	35,362	446	—	35,808
Accrued expenses	42,507	811	—	43,318

Total current liabilities	80,370	1,257	—	81,627
Long-term debt, net of current maturities	352,615	—	—	352,615
Capital lease obligations, net of current maturities	1,194	2	—	1,196
Other liabilities	12,629	14,507	(14,002)	13,134

Total liabilities	446,808	15,766	(14,002)	448,572
Minority interest	—	—	106	106
Preferred stock	35,697	—	—	35,697
Shareholders' (deficit) equity	(129,515)	3,707	(3,707)	(129,515)

Total liabilities and shareholders' (deficit) equity	$352,990	$19,473	$(17,603)	$354,860

Consolidating Balance Sheet
April 30, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$—	$7,543	$—	$7,543
Accounts receivable	157,853	9,224	—	167,077
Work-in-process inventories	25,586	3,176	—	28,762
Other inventories	9,587	—	—	9,587
Other current assets	20,897	1,166	—	22,063

Total current assets	213,923	21,109	—	235,032
Property, plant and equipment, net	53,529	4,498	—	58,027
Goodwill, net	76,858	—	—	76,858
Other assets	49,629	60	(23,287)	26,402

Total assets	$393,939	$25,667	$(23,287)	$396,319

Liabilities and Shareholders' (Deficit) Equity
Current liabilities
Notes payable, banks	$36,100	$—	$—	$36,100
Current maturities of long-term debt	2,300	—	—	2,300
Current maturities of capital lease obligations	312	—	—	312
Accounts payable	40,399	676	—	41,075
Accrued expenses	42,373	719	—	43,092

Total current liabilities	121,484	1,395	—	122,879
Long-term debt, net of current maturities	347,862	—	—	347,862
Capital lease obligations, net of current maturities	1,269	2	—	1,271
Other liabilities	11,340	16,501	(15,674)	12,167

Total liabilities	481,955	17,898	(15,674)	484,179
Minority interest	—	—	156	156
Preferred stock	37,261	—	—	37,261
Shareholders' (deficit) equity	(125,277)	7,769	(7,769)	(125,277)

Total liabilities and shareholders' (deficit) equity	$393,939	$25,667	$(23,287)	$396,319

Consolidating Statement of Operations
For the Three Month Period Ended April 30, 1999
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$130,824	$1,314	$(302)	$131,836
Cost of revenue	84,171	695	302	84,564

Gross profit	46,653	619	—	47,272
Selling, general and administrative expenses	37,647	81	—	37,728

Operating income	9,006	538	—	9,544
Interest expense	(1,103)	—	—	(1,103)
Other income (expense), net	80	(47)	(239)	(206)

Income (loss) before provision for income taxes	7,983	491	(239)	8,235
Provision for income taxes	3,462	252	—	3,714

Net income (loss) available to common shareholders	$4,521	$239	$(239)	$4,521

Consolidating Statement of Operations
For the Three Month Period Ended April 30, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$158,677	$11,372	$(637)	$169,412
Cost of revenue	106,211	8,915	(344)	114,782

Gross profit	52,466	2,457	(293)	54,630
Selling, general and administrative expenses	43,176	3,371	(293)	46,254
Merger costs	194	—	—	194

Operating income (loss)	9,096	(914)	—	8,182
Interest expense	(9,939)	—	—	(9,939)
Other income, net	179	62	923	1,164

(Loss) income before provision for income taxes	(664)	(852)	923	(593)
Provision for income taxes	819	21	—	840

(Loss) income before minority interest	(1,483)	(873)	923	(1,433)
Minority interest	—	—	50	50

Net (loss) income from continuing operations	(1,483)	(873)	873	(1,483)
Accreted preferred stock dividend	1,564	—	—	1,564

Net (loss) income available to common shareholders	$(3,047)	$(873)	$873	$(3,047)

Consolidating Statement of Cash Flows
For the Three Month Period Ended April 30, 1999
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss) available to common shareholders	$4,521	$239	$(239)	$4,521
Adjustments to reconcile net income (loss) available to common shareholders to net cash used in operating activities
Depreciation and amortization	3,745	—	—	3,745
Amortization of intangible assets	1,170	—	—	1,170
Provision for losses on trade receivables	1,997	—	—	1,997
Changes in deferred compensation	691	—	—	691
Interest in earnings of subsidiaries	(239)	—	239	—
Changes in operating assets and liabilities, net of effects from business acquisitions
Trade receivables	(25,627)	338	—	(25,289)
Work-in-process inventories	(7,534)	(423)	—	(7,957)
Other inventories	(487)	—	—	(487)
Other current assets	164	—	—	164
Accounts payable	2,909	(899)	—	2,010
Accrued expenses	(13,568)	(53)	—	(13,621)
Accrued and deferred income taxes	2,693	—	—	2,693

Net cash used in operating activities:	(29,565)	(798)	—	(30,363)

Investing activities:
Purchase of property, plant and equipment	(2,836)	—	—	(2,836)
Business acquisitions, net of cash acquired	(50,371)	—	—	(50,371)
Other investing activities, net	(2,095)	653	353	(1,089)

Net cash (used in) provided by investing activities:	(55,302)	653	353	(54,296)

Financing activities:
Borrowing on notes payable to banks	69,900	—	—	69,900
Repayments on notes payable to banks	(3,400)	—	—	(3,400)
Proceeds from intercompany borrowings	—	353	(353)	—
Principal payments on long-term debt and capital lease obligations	(2,060)	—	—	(2,060)
Dividends paid	(318)	—	—	(318)
Exercise of stock options	733	—	—	733
Tax benefit realized upon exercise of stock options	430	—	—	430

Net cash provided by (used in) financing activities:	65,285	353	(353)	65,285

(Decrease) increase in cash and cash equivalents	(19,582)	208	—	(19,374)
Cash and cash equivalents, beginning of year	19,582	3,895	—	23,477

Cash and cash equivalents, end of year	$—	4,103	—	$4,103

Consolidating Statement of Cash Flows
For the Three Month Period Ended April 30, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Operating activities:
Net (loss) income available to common shareholders	$(3,047)	$(873)	873	$(3,047)
Adjustments to reconcile net (loss) income available to common shareholders to net cash used in operating activities
Depreciation and amortization	4,203	231	—	4,434
Amortization of intangible assets	1,804	—	—	1,804
Amortization of ascribed to warrant value	55	—	—	55
Provision for losses on trade receivables	1,215	—	—	1,215
Changes in deferred compensation	318	—	—	318
Minority interest in earnings of subsidiary	—	—	50	50
Accreted preferred stock dividend	1,564	—	—	1,564
Other	(3)	—	—	(3)
Interest in loss of subsidiaries	923	—	(923)	—
Changes in operating assets and liabilities, net of effects from business acquisitions
Trade receivables	(34,295)	(3,966)	—	(38,261)
Work-in-process inventories	(7,263)	(2,387)	—	(9,650)
Other inventories	(1,064)	—	—	(1,064)
Other current assets	(378)	(124)	—	(502)
Accounts payable	4,926	230	—	5,156
Accrued expenses	(149)	(92)	—	(241)
Accrued and deferred income taxes	820	—	—	820

Net cash used in operating activities:	(30,371)	(6,981)	—	(37,352)

Investing activities:
Purchase of property, plant and equipment	(1,473)	(791)	—	(2,264)
Business acquisitions, net of cash acquired	(3,890)	—	—	(3,890)
Other investing activities, net	(10,052)	1,351	6,607	(2,094)

Net cash (used in) provided by investing activities:	(15,415)	560	6,607	(8,248)

Financing activities:
Borrowing on notes payable to banks	42,100	—	—	42,100
Repayments on notes payable to banks	(6,000)	—	—	(6,000)
Proceeds from intercompany borrowings	—	6,607	(6,607)	—
Principal payments on long-term debt and capital lease obligations	(4,761)	—	—	(4,761)
Issuance of Class B common stock	7,692	—	—	7,692
Other equity transactions, net	(346)	—	—	(346)

Net cash provided by (used in) financing activities:	38,685	6,607	(6,607)	38,685

(Decrease) increase in cash and cash equivalents	(7,101)	186	—	(6,915)
Cash and cash equivalents, beginning of year	7,101	7,357	—	14,458

Cash and cash equivalents, end of year	$—	7,543	—	$7,543

Merrill Corporation

Notes to Consolidated Financial Statements (Continued)

(unaudited)

8.  SUBSEQUENT EVENT

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with our unaudited consolidated financial statements including the notes to those statements, included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed under the heading "Risk Factors" contained in our Form S-1/A registration statement dated May 17, 2000.

Results of Operations

Quarter Ended April 30, 2000 compared to Quarter Ended April 30, 1999

Revenue

    Overall revenue increased 28.5% to $169.4 million for the first quarter ended April 30, 2000 from $131.8 million in the first quarter last year. Revenue in the Specialty Communication Services segment increased $32.5 million, or 28.3%, to $147.6 million for the first quarter ended April 30, 2000 from $115.0 million for the same period one year ago. Within the Specialty Communication Services segment, Financial Document Services revenue increased 22.6% to $77.9 million for the first quarter ended April 30, 2000 from $63.5 million for the first quarter ended April 30, 1999. Revenue generated by financial transactions accounted for 29.8% of total revenue for the first quarter ended April 30, 2000 compared to 30.6% for last year's first quarter. Financial transaction revenue increased 25.1% for the first quarter ended April 30, 2000 when compared to the same period one year ago reflecting stronger domestic financial markets and increased international activity generated by our recently opened London and Paris offices. Corporate regulatory compliance revenue increased 21.5% for the first quarter ended April 30, 2000 versus the same period one year ago. The increase is attributed to our continued aggressive effort to develop corporate relationships. Investment Company Services' revenue increased $9.3 million, up 32.6% to $37.6 million for the first quarter ended April 30, 2000 from $28.4 million for the first quarter ended April 30, 1999. This increase was driven mostly by the positive impact of Daniels Printing operation, which was acquired in April 1999, and strong demand for our fulfillment services. Managed Communication Program revenue increased $3.6 million, or 17.2%, to $24.7 million for the first quarter ended April 30, 2000 from $21.1 million for the same period one year ago. The positive impact of Alternative Communications operation, which was acquired in June of 1999, and revenue generated by our real estate programs and product offerings drove this growth. Merrill Print Group revenue increased $5.3 million to $7.3 million for the first quarter ended April 30, 2000 from $2.1 million for the first quarter ended April 30, 1999. This increase is attributed to the addition of the Daniels Printing operation.

    Revenue in the Document Services segment increased $5.0 million, or 30.1% to $21.8 million for the first quarter ended April 30, 2000 from $16.8 million for the same period one year ago. This increase resulted from strong growth mainly from our existing document service center clients and continued growth in our transactional and imaging businesses.

Gross profit

    Gross profit increased $7.4 million, or 15.6%, to $54.6 million for the first quarter ended April 30, 2000 from $47.3 million for the same period one year ago. The increase in gross profit was due to increased revenue discussed above. As a percentage of revenue, gross profit was 32.3% for the first quarter ended April 30, 2000 compared to 35.9% for the same period last year. This decrease in gross profit as a percentage of revenue was due to a general shift in revenue mix from higher gross margin financial transaction revenue to revenue generated by our other business units that tend to be less cyclical, but carry lower gross margins. Specifically, our margins were negatively impacted by a shift in mix from higher margin merger and acquisition jobs to lower margin IPO and other registration work in our Financial Documents Service business unit. The establishment of our wholly-owned European operation, including the transition from our former international partner, and lower margin commercial printing revenue associated with the Daniels Printing acquisition also contributed to the decrease in gross profit as a percentage of revenue.

Selling, general and administrative

    Selling, general and administrative expenses increased $8.5 million to $46.3 million for the three-month period ended April 30, 2000 from $37.7 million during the same period last year. Selling, general and administrative expenses primarily increased as a result of variable costs associated with increased revenue, primarily selling compensation, and related expenses associated with the acquired Daniels Printing and Alternative Communications operations. Selling, general and administrative expenses as a percentage of revenue were 27.3% for the first quarter ended April 30, 2000 compared to 28.6% for the same period one year ago. This decrease in selling, general and administration expenses as a percentage of revenue was driven by a reduction in incentive selling compensation which are based on gross profit margins that were lower for the quarter ended April 30, 2000 compared to the same period last year as previously discussed.

EBITDA

    Earnings before interest, taxation, depreciation and amortization (EBITDA) decreased $0.6 million to $14.1 million for the first quarter ended April 30, 2000 from $14.7 million for the same period last year.

    Adjusted EBITDA, which reflects EBITDA exclusive of non-recurring merger costs and start-up and transitional costs related to our international operation, increased $1.8 million, or 12.5%, to $16.6 million for the first quarter ended April 30, 2000 from $14.7 million for the same period last year. The increase in Adjusted EBITDA is a direct result of increased gross profit offset by increased selling, general and administrative expenses. Adjusted EBITDA, as a percentage of revenue, was 9.8% for the first quarter ended April 30, 2000 compared to 11.1% for the first quarter ended April 30, 1999. The primary contributor to the decrease in Adjusted EBITDA as a percentage of revenue was the decrease in gross profit as a percentage of revenues, as previously discussed.

Interest expense

    Interest expense for the first quarter ended April 30, 2000 was $9.9 million compared to $1.1 million for the same period last year. The significant increase in interest expense was caused by the debt incurred to finance the merger.

Tax provision

    The tax provision decreased $2.9 million to $0.8 million for the three-month period ended April 30, 2000 from $3.7 million for the same period last year. This decrease related directly to decreased taxable income that resulted from the decrease in operating income, and the increase in interest expense. This decrease was partially offset by an increase in non-deductible business meals and accreted preferred stock dividends for the first quarter ended April 30, 2000.

Net loss available to common shareholders

    The net loss available to common shareholders for the three month period ended April 30, 2000 was $3.0 million compared to net income available to common shareholders of $4.5 million for the first quarter ended April 30, 1999. This decrease is attributable to higher selling, general and administration expenses, increased depreciation and amortization expense associated primarily with the Daniels Printing acquisition, start-up and transition costs associated with our European operation and higher interest expense as previously discussed.

Liquidity and Capital Resources

    Our principal sources of liquidity are cash flow from operations and borrowings under our credit facility. Our principal uses of cash will be debt service capital expenditures, working capital and acquisitions. As of April 30, 2000, we had total indebtedness of $387.8 million; and $13.9 million of borrowings available under our credit facility, subject to customary conditions.

    Cash and cash equivalents decreased $6.9 million to $7.5 million at April 30, 2000 from $14.5 million at January 31, 2000. We used cash in operating activities of $37.4 million and $30.4 million for the three-month periods ended April 30, 2000 and 1999, respectively. This change was driven by a decrease in net operating results, higher levels of peak accounts receivable and work-in-process inventory balances offset by a decrease in incentive compensation for the first quarter ended April 30, 2000 compared to amounts paid in the same period last year. We used cash in investing activities of $8.2 million and $54.3 million for the three-month periods ended April 30, 2000 and 1999, respectively. Significant uses of cash used in investing activities for the first quarter ended April 30, 2000 included $2.3 million for capital expenditures and $3.9 million for acquisitions. Significant uses of cash in investing activities for the first quarter ended April 30, 1999 included $49.6 million of cash used for the Daniels Printing acquisition and $2.9 million for capital expenditures. Financing activities provided $38.7 million and $65.3 million for the three-month period ended April 30, 2000 and 1999, respectively and related primarily to net borrowings on our credit facilities used primarily to finance the growth in account receivable and work-in-process inventory balances and our acquisitions as previously discussed. For the three-month period ended April 30, 2000, we also generated approximately $7.7 million of cash from the issuance of Class B common stock to our employees and certain independent contractors under our Direct Investment Plan.

Impact of Year 2000

    To date, none of our products has revealed any significant year 2000 problems. However, we believe the failure of some of our customers to make their computer systems year 2000 compliant or the abandonment or delay of offerings, acquisitions or other transactions due to year 2000 concerns held by some of our customers temporarily harmed our operating results, in particular during the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001. The total cost to identify and remediate our year 2000 problems was approximately $4.3 million. These costs primarily relate to the purchase of a new payroll system, consultant and payroll-related costs for our information technology group and some computer hardware and software package upgrade purchase costs. Such costs do not include normal system upgrades and replacements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    We regularly invest excess operating cash in overnight repurchase agreements that are subject to changes in short-term interest rates. Accordingly, we believe that the market risk arising from holding of these financial instruments is minimal.

    Borrowings under our Credit Facility accrue interest at variable rates. Based on outstanding borrowings under the Credit Facility at April 30, 2000, a one-eighth of one percent change in interest rates would impact interest expense in the amount of approximately $0.3 million annually. On December 22, 1999, we entered into an interest cap with DLJ International Capital. Beginning March 24, 2000, the interest rate for $110.0 million of borrowings under our term loans A and B is 7.5% until December 24, 2001.

PART II.—OTHER INFORMATION

Item 1.  Legal Proceedings.

    Two purported shareholder class action lawsuits have been filed against our company and each of our directors in Minnesota state court on behalf of our unaffiliated shareholders. The lawsuits allege, among other things, that (1) John Castro and Rick Atterbury unfairly possessed non-public information concerning the prospects of our company when negotiating with our company on behalf of themselves and Viking Merger Sub and (2) the individual defendants breached their fiduciary duties to our shareholders by facilitating, through unfair procedures, Viking Merger Sub's proposal to acquire our company to the exclusion of others, for unfair and inadequate consideration. The lawsuits further allege that these actions prevented or could prevent our shareholders from realizing the full and fair value of their stock. The plaintiffs sought preliminary and permanent injunctive relief restraining the defendants from proceeding with a transaction with Viking Merger Sub and a declaratory judgment that the defendants have breached their fiduciary duties.

    On October 22, 1999, Merrill, the defendant directors and the named plaintiffs, on behalf of themselves and the putative class of persons on behalf of whom the plaintiffs brought the lawsuits, reached an agreement in principle with respect to the settlement of this litigation. On that date, counsel to each of the parties to the litigation entered into a memorandum of understanding, agreeing to execute and present to the court as soon as is practicable an appropriate stipulation of settlement and any other documentation required in order to obtain approval by the court of the settlement. The proposed settlement is subject to the approval of the court, some additional limited discovery (which was completed) and the closing of the merger (which was completed). We anticipate that any settlement of this litigation will not have a material adverse effect on our financial condition, operating results or liquidity.

    On October 28, 1999 in the Court of Common Pleas in Allegheny County Pennsylvania, SmartTran filed a Praecipe for Issuance of Writ of Summons against us for the alleged breach of contract, and subsequently filed a lawsuit on March 2, 2000. We removed the case to federal court. The lawsuit relates to an agreement where we agreed to pay SmartTran a commission if they could negotiate an improvement of our vendor discounts with shipping companies. We have been attempting to settle this matter for several months. We anticipate that any settlement of this litigation will not have a material adverse effect on our financial condition, operating results or liquidity.

    On April 20, 2000, Uniscribe Professional Services Inc. filed a lawsuit against Peter Smith and us in the Superior Court, Judicial District of Fairfield at Bridgeport, Connecticut. This lawsuit alleges that Peter Smith breached a non-disclosure and non-compete agreement with Uniscribe when he accepted employment with us. This lawsuit also alleges that we tortiously interfered with this non-compete agreement. On April 25, 2000, Uniscribe filed a second lawsuit against us in the Supreme Court of the State of New York, County of New York. This lawsuit alleges that we breached a non-disclosure agreement by hiring certain Uniscribe employees and by using confidential information of Uniscribe in violation of the non-disclosure agreement. In May 2000, this lawsuit was removed to federal court in the Southern District of New York. The parties have agreed in principal to consolidate these cases in the Connecticut State court, however, such agreement has not yet been finalized. We intend to vigorously defend these lawsuits. We anticipate that this litigation will not have a material adverse effect on our financial condition, operating results or liquidity.

Item 2.  Changes in Securities and Use of Proceeds.

    From February 1, 2000 through April 30, 2000, we granted options to purchase an aggregate of 17,760 shares of our class B common stock at an exercise price of $22.00 per share, to some of our employees and independent contractors in reliance on Rule 701 and Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act").

    From February 1, 2000 through April 30, 2000, we sold an aggregate of 614,928 coinvestment and 128,514 reinvestment shares of our class B common stock pursuant to our Direct Investment Plan, at a price of $22.00 per share. These shares were sold to some of our employees and independent contractors in reliance on Rule 701 and Section 4(2) of the 1933 Act.

    In May 2000, 362,322 shares of our Class B common stock were issued to officers of our company at a price of $21.00 per share. Also in May 2000, 76,783 shares of our Class B common stock were issued to employees and consultants of our company at a price of $22.00 per share. In addition, options to purchase an aggregate of 146,425 shares of Class B common stock at an exercise price of $22.00 per share were issued. These shares were sold to some of our officers and other employees in reliance on Rule 701 and Section 4(2) of the 1933 Act.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

      27.   Financial Data Schedule

    (b) Reports on Form 8-K

  None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)	MERRILL CORPORATION
BY (SIGNATURE)	/s/ John W. Castro
(NAME AND TITLE)	John W. Castro, President and Chief Executive Officer
(DATE)	June 14, 2000
BY (SIGNATURE)	/s/ Robert H. Nazarian
(NAME AND TITLE)	Robert H. Nazarian, Executive Vice President and Chief Financial Officer
(DATE)	June 14, 2000