Form 10-Q
period 2000-07-31
MERRILL CORP
filed 2000-09-14
CIK 790406

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

       (MARK ONE)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                       For the quarterly period ended July 31, 2000

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

Yes     X    No

As of September 11, 2000, there were 5,282,498 shares of the Registrant's Class B voting common stock, $0.01 par value per share, outstanding.

As of September 11, 2000, there were no shares of the Registrant's voting common stock, $0.01 par value per share, outstanding.

PART I.—FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements
Included herein is the following unaudited financial information:
Consolidated Balance Sheet as of January 31, 2000 and July 31, 2000.	3
Consolidated Statement of Operations for the three and six month periods ended July 31, 1999 and 2000.	4
Consolidated Statement of Cash Flows for the six month periods ended July 31, 1999 and 2000.	5
Notes to Consolidated Financial Statements.	6-17
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18-22
Item 3. Quantitative and Qualitative Disclosure About Market Risk	22

PART II.—OTHER INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Merrill Corporation

Consolidated Balance Sheet

(dollars in thousands, except share data)

January 31,		July 31,

	2000	2000

Assets		(Unaudited )
Current assets
Cash and cash equivalents	$14,458	$ 21,734
Trade receivables, less allowance for doubtful accounts of $5,905 and $6,487, respectively	129,186	166,215
Work-in-process inventories	19,110	22,734
Other inventories	8,240	9,612
Other current assets	22,374	17,984

Total current assets	193,368	238,279
Property, plant and equipment, net	59,491	55,408
Goodwill, net	75,945	75,373
Other assets	26,056	28,010

Total assets	$354,860	$ 397,070

Liabilities and Shareholders' Deficit
Current liabilities
Notes payable, banks	$—	$ 36,200
Current maturities of long-term debt	2,300	2,300
Current maturities of capital lease obligations	201	256
Accounts payable	35,808	34,927
Accrued expenses	43,318	46,779

Total current liabilities	81,627	120,462
Long-term debt, net of current maturities	352,615	347,168
Capital lease obligations, net of current maturities	1,196	1,228
Other liabilities	13,134	12,548

Total liabilities	448,572	481,406
Minority interest	106	192
Preferred stock, $.01 par value: 500,000 shares authorized; issued and outstanding. Liquidation value of $41.1 million and $44.3 million, respectively.	35,697	38,826
Shareholders' deficit
Common stock, $.01 par value: 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $.01 par value: 10,000,000 shares authorized; 4,191,943 and 5,218,858 shares, respectively, issued and outstanding	42	52
Additional paid-in capital, net of notes receivable balances of $1.5 million and $16.8 million, respectively	99,332	105,014
Accumulated other comprehensive loss	(174)	(959)
Accumulated deficit	(228,715)	(227,461)

Total shareholders' deficit	(129,515)	(123,354)

Total liabilities and shareholders' deficit	$354,860	$ 397,070

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Merrill Corporation

Consolidated Statement of Operations

(dollars in thousands except share and per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,

	1999	2000	1999	2000

Revenue	$166,237	$181,478	$298,073	$350,890
Cost of revenue	109,398	117,827	193,962	232,609

Gross profit	56,839	63,651	104,111	118,281
Selling, general and administrative expenses	38,281	43,553	76,009	89,807
Merger costs	1,130	21	1,130	215

Operating income	17,428	20,077	26,972	28,259
Interest expense	(2,064)	(11,951)	(3,167)	(21,890)
Other (expense) income, net	(390)	976	(596)	2,140

Income before provision for income taxes	14,974	9,102	23,209	8,509
Provision for income taxes	6,753	3,200	10,467	4,040

Net income before minority interest	8,221	5,902	12,742	4,469

Minority interest	—	36	—	86

Net income from continuing operations	8,221	5,866	12,742	4,383

Accreted preferred stock dividend	—	1,565	—	3,129

Net income available to common shareholders	$8,221	$4,301	$12,742	$1,254

Net income available to common shareholders per share:
Basic	$0.51	$0.81	$0.80	$0.25
Diluted	$0.50	$0.76	$0.77	$0.24

Dividends per common share	$0.02	$—	$0.04	—

Weighted average number of shares outstanding:
Basic	16,089,141	5,295,876	15,985,159	5,034,680
Diluted	16,587,536	5,640,139	16,525,333	5,206,812

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Merrill Corporation

Consolidated Statement of Cash Flows

(dollars in thousands)

(unaudited)

Six Months Ended July 31,

	1999	2000

Operating activities:
Net income available for common shareholders	$12,742	$1,254
Adjustments to reconcile net income available for common shareholders to net cash used in operating activities:
Depreciation and amortization	7,959	8,812
Amortization of intangible assets	3,128	4,208
Provision for losses on trade receivables	2,883	2,121
Accreted preferred stock dividend	—	3,129
Change in deferred compensation	910	532
Non-cash interest expense	—	139
Minority interest in earnings of subsidiary	—	86
Other	—	(3)
Changes in operating assets and liabilities, net of effects from business acquisitions
Trade receivables	(29,799)	(38,188)
Work-in-process inventories	559	(3,622)
Other inventories	(237)	(1,089)
Other current assets	521	517
Accounts payable	(2,158)	(993)
Accrued expenses	(11,034)	2,504
Accrued and deferred income taxes	(972)	4,018

Net cash used in operating activities	(15,498)	(16,575)

Investing activities:
Purchase of property, plant and equipment	(5,125)	(4,079)
Business acquisitions, net of cash acquired	(54,556)	(4,053)
Other investing activities, net	(1,888)	(3,604)

Net cash used in investing activities	(61,569)	(11,736)

Financing activities:
Borrowings on notes payable to banks	115,250	117,350
Repayments on notes payable to banks	(49,382)	(81,150)
Principal payments on long-term debt and capital lease obligations	(2,120)	(5,580)
Repurchase of Class B common stock	—	(5,693)
Issuance of Class B common stock	—	11,445
Dividends paid	(640)	—
Exercise of stock options	962	—
Tax benefit realized upon exercise of stock options	521	—
Other equity transactions, net	—	(785)

Net cash provided by financing activities	64,591	35,587

(Decrease) increase in cash and cash equivalents	(12,476)	7,276
Cash and cash equivalents, beginning of year	23,477	14,458

Cash and cash equivalents, end of year	$11,001	$21,734

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Merrill Corporation

Notes to Consolidated Financial Statements

(unaudited)

1.  ACCOUNTING POLICIES

    Our consolidated financial statements as of July 31, 2000, and for the three and six months ended July 31, 1999 and 2000, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The year end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our S-1/A registration statement dated September 12, 2000.

2.  COMPREHENSIVE INCOME

    Other comprehensive income refers to revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States, are included in comprehensive income available to common shareholders, but are excluded from net income as these amounts are recorded directly as an adjustment to Shareholders' Deficit. Our comprehensive income available to common shareholders is comprised of net income and foreign currency translation adjustments. Comprehensive income available to common shareholders for the three and six months ended July 31, 1999 and 2000 are as follows:

	Three Months Ended July 31		Six Months Ended July 31

	1999	2000	1999	2000

	(dollars in thousands)
Net income available to common shareholders	$8,221	$4,301	$12,742	$1,254
Change in cumulative foreign currency translation	—	(439)	—	(785)

Total comprehensive income available to common shareholders	$8,221	$3,862	$12,742	$469

3.  MERGER

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

4.  NET INCOME AVAILABLE TO COMMON SHAREHOLDERS PER SHARE

    The denominator used to calculate diluted earnings per share includes the dilutive impact of stock options and warrants, which increase the actual weighted average number of shares outstanding by

498,395 and 344,263 for the three months ended July 31, 1999 and 2000, respectively and by 540,174 and 172,132 for the six months ended July 31, 1999 and 2000, respectively.

5.  BUSINESS ACQUISITIONS

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

    Pro forma (unaudited) results for the six months ended July 31, 1999, as if the acquisition had been effective at February 1, 1999 are as follows:

(dollars in thousands)
Revenue	$313,798
Net income available to common shareholders	$13,864
Net income available to common shareholders per share - diluted	$0.84

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

6.  SEGMENT AND RELATED INFORMATION

    Our business units have been aggregated into two reportable segments comprising of Specialty Communication Services and Document Services.

    Specialty Communication Services  This segment consists of four business units—Financial Document Services, Investment Company Services, Managed Communications Programs and Merrill Print Group. This segment provides our financial, investment company and corporate clients with information technology-based solutions for the production and distribution of transactional financial documents, marketing materials, compliance documents and branded promotional materials. The principal markets for this segment include major metropolitan centers in the world including North America, Europe, Latin America and the Far East. In August 2000, we announced the consolidation of two of these business units—Investment Company Services and Managed Communications Programs—into one business unit. This consolidation will be implemented during the next couple of months.

    Document Services  Document Management Services is the sole business unit reported in this segment. They provide law firms, corporate legal departments, investment banks, and other professional services firms with information management products and services designed to enhance productivity and reduce costs. This business segment provides a total outsourcing solution to our clients'

information management needs, including providing all of the staff, technology and equipment necessary to manage the varying levels of demand associated with this function. These Merrill-managed facilities provide clients with a broad range of value-added document services, including litigation copying and support, document imaging, electronic document storage and retrieval, binding and post- production shipping. The principal markets for this segment are major metropolitan areas in North America.

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

	Specialty Communication Services	Document Services	Interest & Other	Total

	(dollars in thousands)
Three month period ending July 31, 1999
Revenue	$148,801	$17,436	$—	$166,237
Income (loss) before provision for income taxes	19,763	(1,205)	(3,584)	14,974

Three month period ending July 31, 2000
Revenue	$160,572	$20,906	$—	$181,478
Income (loss) before provision for income taxes	20,339	(241)	(10,996)	9,102

Six month period ending July 31, 1999
Revenue	$263,839	$34,234	$—	$298,073
Income (loss) before provision for income taxes	29,181	(1,079)	(4,893)	23,209

Six month period ending July 31, 2000
Revenue	$308,138	$42,752	$—	$350,890
Income (loss) before provision for income taxes	27,700	774	(19,965)	8,509

As of January 31, 2000
Total assets	$253,587	$37,796	$63,477	$354,860

As of July 31, 2000
Total assets	$267,750	$36,135	$93,185	$397,070

7.  SUPPLEMENTAL CASH FLOW DISCLOSURE

    During the six months ended July 31, 2000, 1,286,257 shares of our Class B common stock were issued for $11.1 million in cash and $16.8 million of 8% note receivables under our Direct Investment Plan. We also repurchased and retired 259,342 shares of our Class B common stock from DLJ Merchant Bank for approximately $5.7 million during the six months ended July 31, 2000. The re-purchase was made in order to adjust ownership percentages contemplated as part of the merger.

    During the six months ended July 31, 1999, options to purchase 180,040 shares of common stock were exercised through the issuance of non-interest bearing note agreements primarily to officers of the Company. Amounts advanced under the note agreements totaled approximately $2.1 million as of July 31, 1999.

    Subsequent to July 31, 2000, 70,200 shares of our Class B common stock were issued under our Direct Investment Plan for $0.7 million in cash and $0.9 million of 8% note receivables. Also, 6,560 shares of our Class B common stock were repurchased for $0.1 million in cash and retired subsequent to July 31, 2000.

8.  GUARANTOR SUBSIDIARIES

    In connection with the November 1999 issuance of $140.0 million of 12% senior subordinated notes (see Note 3), our wholly-owned domestic subsidiaries (Guarantors) guarantee the notes on a full, unconditional, and joint and several basis.

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

Consolidating Balance Sheet
January 31, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$7,101	$7,357	$—	$14,458
Accounts receivable	123,928	5,258	—	129,186
Work-in-process inventories	18,321	789	—	19,110
Other inventories	8,240	—	—	8,240
Other current assets	21,332	1,042	—	22,374

Total current assets	178,922	14,446	—	193,368
Property, plant and equipment, net	55,553	3,938	—	59,491
Goodwill, net	75,945	—	—	75,945
Other assets	42,570	1,089	(17,603)	26,056

Total assets	$352,990	$19,473	$(17,603)	$354,860

Liabilities and Shareholders' (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$2,300	$—	$—	$2,300
Current maturities of capital lease obligations	201	—	—	201
Accounts payable	35,362	446	—	35,808
Accrued expenses	42,507	811	—	43,318

Total current liabilities	80,370	1,257	—	81,627
Long-term debt, net of current maturities	352,615	—	—	352,615
Capital lease obligations, net of current maturities	1,194	2	—	1,196
Other liabilities	12,629	14,507	(14,002)	13,134

Total liabilities	446,808	15,766	(14,002)	448,572
Minority interest	—	—	106	106
Preferred stock	35,697	—	—	35,697
Shareholders' (deficit) equity	(129,515)	3,707	(3,707)	(129,515)

Total liabilities and shareholders' (deficit) equity	$352,990	$19,473	$(17,603)	$354,860

Consolidating Balance Sheet
April 30, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$14,558	$7,176	$—	$21,734
Accounts receivable	149,971	16,244	—	166,215
Work-in-process inventories	19,506	3,228	—	22,734
Other inventories	9,612	—	—	9,612
Other current assets	32,795	1,241	(16,052)	17,984

Total current assets	226,442	27,889	(16,052)	238,279
Property, plant and equipment, net	51,528	3,880	—	55,408
Goodwill, net	75,373	—	—	75,373
Other assets	37,072	1,509	(10,571)	28,010

Total assets	$390,415	$33,278	$(26,623)	$397,070

Liabilities and Shareholders' (Deficit) Equity
Current liabilities
Notes payable, banks	$36,200	$—	$—	$36,200
Current maturities of long-term debt	2,300	—	—	2,300
Current maturities of capital lease obligations	256	—	—	256
Accounts payable	31,322	3,605	—	34,927
Accrued expenses	44,917	1,862	—	46,779

Total current liabilities	114,995	5,467	—	120,462
Long-term debt, net of current maturities	347,168	—	—	347,168
Capital lease obligations, net of current maturities	1,226	2	—	1,228
Other liabilities	11,554	17,046	(16,052)	12,548

Total liabilities	474,943	22,515	(16,052)	481,406
Minority interest	—	—	192	192
Preferred stock	38,826	—	—	38,826
Shareholders' (deficit) equity	(123,354)	10,763	(10,763)	(123,354)

Total liabilities and shareholders' (deficit) equity	$390,415	$33,278	$(26,623)	$397,070

Consolidating Statement of Operations
For the Three Month Period Ended July 31, 1999
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$165,214	$1,871	$(848)	$166,237
Cost of revenue	108,972	1,274	(848)	109,398

Gross profit	56,242	597	—	56,839
Selling, general and administrative expenses	37,972	309	—	38,281
Merger Costs	1,130	—	—	1,130

Operating income	17,140	288	—	17,428
Interest expense	(2,064)	—	—	(2,064)
Other (expense), income net	(417)	78	(51)	(390)

Income (loss) before provision for income taxes	14,659	366	(51)	14,974
Provision for income taxes	6,438	315	—	6,753

Net income (loss) available to common shareholders	$8,221	$51	$(51)	$8,221

Consolidating Statement of Operations
For the Three Month Period Ended April 30, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$162,177	$19,759	$(458)	$181,478
Cost of revenue	106,206	11,952	(331)	117,827

Gross profit	55,971	7,807	(127)	63,651
Selling, general and administrative expenses	38,616	5,064	(127)	43,553
Merger costs	21	—	—	21

Operating income	17,334	2,743	—	20,077
Interest expense	(11,951)	—	—	(11,951)
Other income, (expense) net	3,488	518	(3,030)	976

Income (loss) before provision for income taxes	8,871	3,261	(3,030)	9,102
Provision for income taxes	2,933	267	—	3,200

Income (loss) before minority interest	5,938	2,994	(3,030)	5,902
Minority interest	—	—	36	36

Net income (loss) from continuing operations	5,938	2,994	(3,066)	5,866
Accreted preferred stock dividend	1,565	—	—	1,565

Net income (loss) available to common shareholders	$4,373	$2,994	$(3,066)	$4,301

Consolidating Statement of Operations
For the Three Month Period Ended April 30, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$296,038	$3,185	$(1,150)	$298,073
Cost of revenue	193,143	1,969	(1,150)	193,962

Gross profit	102,895	1,216	—	104,111
Selling, general and administrative expenses	75,619	390	—	76,009
Merger costs	1,130	—	—	1,130

Operating income	26,146	826	—	26,972
Interest expense	(3,167)	—	—	(3,167)
Other (expense) income, net	(337)	31	(290)	(596)

Income (loss) before provision for income taxes	22,642	857	(290)	23,209
Provision for income taxes	9,900	567	—	10,467

Net income (loss) available to common shareholders	$12,742	$290	$(290)	$12,742

Consolidating Statement of Operations
For the Three Month Period Ended April 30, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$320,854	$31,131	$(1,095)	$350,890
Cost of revenue	212,417	20,867	(675)	232,609

Gross profit	108,437	10,264	(420)	118,281
Selling, general and administrative expenses	81,792	8,435	(420)	89,807
Merger costs	215	—	—	215

Operating income	26,430	1,829	—	28,259
Interest expense	(21,890)	—	—	(21,890)
Other income, (expense) net	3,767	580	(2,207)	2,140

Income (loss) before provision for income taxes	8,307	2,409	(2,207)	8,509
Provision for income taxes	3,752	288	—	4,040

Income (loss) before minority interest	4,555	2,121	(2,207)	4,469
Minority interest	—	—	86	86

Net income (loss) from continuing operations	4,555	2,121	(2,293)	4,383
Accreted preferred stock dividend	3,129	—	—	3,129

Net income (loss) available to common shareholders	$1,426	$2,121	$(2,293)	$1,254

Consolidating Statement of Cash Flows
For the Three Month Period Ended April 30, 1999
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss) available to common shareholders	$12,742	$290	$(290)	$12,742
Adjustments to reconcile net income (loss) available to common shareholders to net cash used in operating activities
Depreciation and amortization	7,892	67	—	7,959
Amortization of intangible assets	3,128	—	—	3,128
Provision for losses on trade receivables	2,883	—	—	2,883
Changes in deferred compensation	910	—	—	910
Interest in earnings of subsidiaries	(290)	—	290	—
Changes in operating assets and liabilities, net of effects from business acquisitions
Trade receivables	(28,599)	(1,200)	—	(29,799)
Work-in-process inventories	684	(125)	—	559
Other inventories	(237)	—	—	(237)
Other current assets	521	—	—	521
Accounts payable	(2,158)	—	—	(2,158)
Accrued expenses	(11,314)	280	—	(11,034)
Accrued and deferred income taxes	(972)	—	—	(972)

Net cash used in operating activities:	(14,810)	(688)	—	(15,498)

Investing activities:
Purchase of property, plant and equipment	(4,521)	(604)	—	(5,125)
Business acquisitions, net of cash acquired	(54,556)	—	—	(54,556)
Other investing activities, net	(4,239)	(55)	2,406	(1,888)

Net cash (used in) provided by investing activities:	(63,316)	(659)	2,406	(61,569)

Financing activities:
Borrowing on notes payable to banks	115,250	—	—	115,250
Repayments on notes payable to banks	(49,382)	—	—	(49,382)
Proceeds from intercompany borrowings	—	2,406	(2,406)	—
Principal payments on long-term debt and capital lease obligations	(2,120)	—	—	(2,120)
Dividends paid	(640)	—	—	(640)
Exercise of stock options	962	—	—	962
Tax benefit realized upon exercise of stock options	521	—	—	521

Net cash provided by (used in) financing activities:	64,591	2,406	(2,406)	64,591

(Decrease) increase in cash and cash equivalents	(13,535)	1,059	—	(12,476)
Cash and cash equivalents, beginning of year	19,582	3,895	—	23,477

Cash and cash equivalents, end of year	$6,047	4,954	—	$11,001

Consolidating Statement of Cash Flows
For the Three Month Period Ended July 31, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Operating activities:
Net (loss) income available to common shareholders	$1,340	$2,121	(2,207)	$1,254
Adjustments to reconcile net (loss) income available to common shareholders to net cash used in operating activities
Depreciation and amortization	8,339	473	—	8,812
Amortization of intangible assets	4,208	—	—	4,208
Provision for losses on trade receivables	2,121	—	—	2,121
Changes in deferred compensation	532	—	—	532
Minority interest in earnings of subsidiary	—	—	86	86
Accreted preferred stock dividend	3,129	—	—	3,129
Non-cash interest expense	139	—	—	139
Other	(3)	—	—	(3)
Interest in earnings of subsidiaries	(2,121)	—	2,121	—
Changes in operating assets and liabilities, net of effects from business acquisitions
Trade receivables	(27,202)	(10,986)	—	(38,188)
Work-in-process inventories	(1,183)	(2,439)	—	(3,622)
Other inventories	(1,089)	—	—	(1,089)
Other current assets	716	(199)	—	517
Accounts payable	(4,152)	3,159	—	(993)
Accrued expenses	1,453	1,051	—	2,504
Accrued and deferred income taxes	4,018	—		4,018

Net cash used in operating activities:	(9,755)	(6,820)	—	(16,575)

Investing activities:
Purchase of property, plant and equipment	(3,664)	(415)	—	(4,079)
Business acquisitions, net of cash acquired	(4,053)	—		(4,053)
Other investing activities, net	(10,658)	69	6,985	(3,604)

Net cash (used in) provided by investing activities:	(18,375)	(346)	6,985	(11,736)

Financing activities:
Borrowing on notes payable to banks	117,350	—	—	117,350
Repayments on notes payable to banks	(81,150)	—	—	(81,150)
Proceeds from intercompany borrowings		6,985	(6,985)	—
Principal payments on long-term debt and capital lease obligations	(5,580)	—	—	(5,580)
Issuance of Class B common stock	11,445	—	—	11,445
Repurchase of Class B common	(5,693)	—	—	(5,693)
Other equity transactions, net	(785)	—	—	(785)

Net cash provided by (used in) financing activities:	35,587	6,985	(6,985)	35,587

(Decrease) increase in cash and cash equivalents	7,457	(181)	—	7,276
Cash and cash equivalents, beginning of year	7,101	7,357	—	14,458

Cash and cash equivalents, end of year	$14,558	7,176	—	$21,734

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussion should be read in conjunction with our unaudited consolidated financial statements including the notes to those statements, included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause those differences include, but are not limited to, those discussed under the heading "Risk Factors" contained in our Form S-1/A registration statement dated September 12, 2000.

Results of Operations

Quarter ended July 31, 2000 compared to quarter ended July 31, 1999

Revenue

    Overall revenue increased $15.2 million, or, 9.2%, to $181.5 million for the second quarter ended July 31, 2000 from $166.2 million in the second quarter last year. Revenue in the Specialty Communication Services segment increased $11.8 million, or 7.9%, to $160.6 million for the second quarter ended July 31, 2000 from $148.8 million for the same period one year ago. Within the Specialty Communication Services segment, Financial Document Services revenue increased $0.3 million, or .4%, to $76.5 million for the second quarter ended July 31, 2000 from $76.2 million for the second quarter ended July 31, 1999. Revenue generated by financial transactions accounted for 29.0% of total revenue for the second quarter ended July 31, 2000 compared to 33.5% for last year's second quarter. Financial transaction revenue decreased 5.5% for the second quarter ended July 31, 2000 when compared to the same period one year ago reflecting softer domestic financial markets offset by the positive impact of revenue generated by our recently opened London and Paris operations. Corporate regulatory compliance revenue increase 25.0% for the second quarter ended July 31, 2000 versus the same period one year ago. The increase is attributed to our continued aggressive effort to develop corporate relationships. Investment Company Services' revenue increased $11.7 million, or 27.3% to $54.8 million for the second quarter ended July 31, 2000 from $43.1 million for the second quarter ended July 31, 1999. This increase was driven mostly by new business in the Northeast, and by strong demand for our fulfillment services. Managed Communication Program revenue increased $2.0 million, or 8.6%, to $25.1 million for the second quarter ended July 31, 2000 from $23.1 million for the same period one year ago. The positive impact of Alternative Communications operation, which was acquired in June of 1999, and revenue generated by our real estate programs and product offerings drove this growth. Merrill Print Group revenue decreased $2.3 million to $4.2 million for the second quarter ended July 31, 2000 from $6.4 million for the second quarter ended July 31, 1999. This decrease is primarily a result of a large print project that completed during the second quarter of last year that did not recur this year.

    Revenue in the Document Services segment increased $3.5 million, or 19.9%, to $20.9 million for the second quarter ended July 31, 2000 from $17.4 million for the same period one year ago. This increase resulted from strong growth mainly from our existing document service center clients and continued growth in our transactional and imaging businesses.

Gross profit

    Gross profit increased $6.8 million, or 12.0%, to $63.7 million for the second quarter ended July 31, 2000 from $56.8 million for the same period one year ago. The increase in gross profit was due to increased revenue discussed above. As a percentage of revenue, gross profit was 35.1% for the second quarter ended July 31, 2000 compared to 34.2% for the same period last year. The increase in gross profit as a percent of revenue was due to the margins earned on large financial transactions during the quarter. These higher margins were offset in part by a general shift in revenue mix from higher gross margin financial transaction revenue to revenue generated by our other business units that tend to be less cyclical, but carry lower gross margins.

    Specifically, the establishment of our wholly-owned European operation, lower margin commercial printing revenue associated with the Daniels Printing acquisition and a strong demand for fulfillment services also contributed to the decrease in gross profit as a percentage of revenue.

Selling, general and administrative

    Selling, general and administrative expenses increased $5.3 million, or 13.8%, to $43.6 million for the three month period ended July 31, 2000 from $38.3 million during the same period last year. Selling, general and administrative expenses primarily increased as a result of variable costs associated with increased revenue, primarily selling compensation, and related expenses associated with the acquired Alternative Communications operations. Selling, general and administrative expenses as a percentage of revenue were 24.0% for the second quarter ended July 31, 2000 compared to 23.0% for the same period one year ago. The increase in selling, general and administration expenses as a percentage of revenue was driven by an increase in selling expense associated with the cost of strategic hiring of sales and sales management made during the period.

EBITDA

    Earnings before interest, taxation, depreciation and amortization (EBITDA) increased $2.8 million to $26.2 million for the second quarter ended July 31, 2000 from $23.4 million for the same period last year.

    Adjusted EBITDA, which reflects EBITDA exclusive of non-recurring merger costs, increased $1.7 million, or 6.9%, to $26.2 million for the second quarter ended July 31, 2000 from $24.5 million for the same period last year. The increase in Adjusted EBITDA is a direct result of increased gross profit offset by increased selling, general and administrative expenses. Adjusted EBITDA, as a percentage of revenue, was 14.4% for the second quarter ended July 31, 2000 compared to 14.7% for the second quarter ended July 31, 1999. The primary contributor to this slight decrease in Adjusted EBITDA as a percentage of revenue was the increase in selling, general and administrative expenses as a percentage of revenue as previously discussed.

Interest expense

    Interest expense for the second quarter ended July 31, 2000 was $12.0 million compared to $2.1 million for the same period last year. The significant increase in interest expense was caused by the debt incurred to finance the merger.

Tax provision

    The tax provision decreased $3.6 million to $3.2 million for the three month period ended July 31, 2000 from $6.8 million for the same period last year. This decrease related directly to decreased taxable income that resulted from primarily the increase in interest expense as previously discussed. This decrease was partially offset by an increase in non-deductible business meals and accreted preferred stock dividends for the second quarter ended July 31, 2000.

Net income available to common shareholders

    Net income available to common shareholders for the three month period ended July 31, 2000 was $4.3 million compared to net income available to common shareholders of $8.2 million for the second quarter ended July 31, 1999. This decrease is attributable to higher selling, general and administration expenses, increased depreciation and amortization expense associated primarily with the Daniels Printing acquisition, and higher interest expense as previously discussed.

Six months ended July 31, 2000 compared to six months ended July 31, 1999

Revenue

    Overall revenue increased 17.7% to $350.9 million for the six months ended July 31, 2000 from $298.1 million for the prior year period. Revenue in the Specialty Communication Services segment increased $44.3 million, or 16.8%, to $308.1 million for the six months ended July 31, 2000 from $263.8 million for the same period one year ago. Within the Specialty Communication Services segment, Financial Document Services revenue increased 10.5% to $154.4 million for the six months ended July 31, 2000 from $139.7 million for the six months ended July 31, 1999. Revenue generated by financial transactions accounted for 29.4% of the total revenue for the six months ended July 31, 2000 compared to 32.2% for last year's second quarter. Financial transaction revenue increased 8.2% for the six months ended July 31, 2000 when compared to the same period one year ago reflecting increased international activity generated by our recently opened London and Paris offices that more than offset weaker domestic financial markets. Corporate regulatory compliance revenue increased 25.1% for the six months ended July 31, 2000 versus the same period one year ago. The increase is attributed to our continued aggressive effort to develop corporate relationships. Investment Company Services' revenue increased $21.0 million, up 29.4% to $92.5 million for the six months ended July 31, 2000 from $71.5 million for the six months ended July 31, 1999. This increase was driven mostly by the positive impact of Daniels Printing operation, which was acquired in April 1999, new business in the Northeast region, and strong demand for our fulfillment services. Managed Communication Program revenue increased $5.6 million, or 12.7%, to $49.8 million for the six months ended July 31, 2000 from $44.2 million for the same period one year ago. The positive impact of Alternative Communications operation, which was acquired in June of 1999, and revenue generated by our real estate programs and product offerings drove this growth. Merrill Print Group revenue increased $3.0 million to $11.5 million for the six months ended July 31, 2000 from $8.5 million for the six months ended July 31, 1999. This increase is attributed to the addition of commercial printing work contributed by the Daniels Printing operation.

    Revenue in the Document Services segment increased $8.5 million, or 24.9%, to $42.8 million for the six months ended July 31, 2000 from $34.2 million for the same period one year ago. This increase resulted from strong growth mainly from our existing document service center clients and continued growth in our transactional and imaging businesses.

Gross profit

    Gross profit increased $14.2 million, or 13.6%, to $118.3 million for the six months ended July 31, 2000 from $104.1 million for the same period one year ago. The increase in gross profit was due to increased revenue discussed above. As a percentage of revenue, gross profit was 33.7% for the six months ended July 31, 2000 compared to 34.9% for the same period last year. This decrease in gross profit as a percentage of revenue was due to a general shift in revenue mix from higher gross margin financial transaction revenue to revenue generated by our other business units that tend to be less cyclical, but carry lower gross margins. Specifically, the establishment of our wholly-owned European operation, lower margin commercial printing revenue associated with the Daniels Printing acquisition, and a strong demand for fulfillment services also contributed to the decrease in gross profit as a percentage of revenue.

Selling, general and administrative

    Selling, general and administrative expenses increased $13.8 million to $89.8 million for the six months ended July 31, 2000 from $76.0 million during the same period last year. Selling, general and administrative expenses primarily increased as a result of variable costs associated with increased revenue, primarily selling compensation, costs of strategic hiring of sales and sales management and related expenses associated with the acquired Daniels Printing and Alternative Communications operations. Selling, general and administrative expenses as a percentage of revenue were 25.6% for the six months ended July 31, 2000 compared to 25.5% for the same period one year ago. The slight increase in selling, general and administration expenses as a percentage of revenue was driven by an increase in selling expense associated with the cost of strategic hiring decisions made during the period.

EBITDA

    Earnings before interest, taxation, depreciation and amortization (EBITDA) increased $2.2 million to $40.3 million for the six months ended July 31, 2000 from $38.1 million for the same period last year.

    Adjusted EBITDA, which reflects EBITDA exclusive of non-recurring merger costs and start-up and transitional costs related to our international operation, increased $3.6 million, or 9.2%, to $42.8 million for the six months ended July 31, 2000 from $39.2 million for the same period last year. The increase in Adjusted EBITDA is a direct result of increased gross profit offset by increased selling, general and administrative expenses. Adjusted EBITDA, as a percentage of revenue, was 12.2% for the six months ended July 31, 2000 compared to 13.2% for the six months ended July 31, 1999. The primary contributor to the decrease in Adjusted EBITDA as a percentage of revenue was the decrease in gross profit as a percentage of revenues, as previously discussed.

Interest expense

    Interest expense for the six months ended July 31, 2000 was $21.9 million compared to $3.2 million for the same period last year. The significant increase in interest expense was caused by the debt incurred to finance the merger.

Tax provision

    The tax provision decreased $6.5 million to $4.0 million for the six months ended July 31, 2000 from $10.5 million for the same period last year. This decrease related directly to decreased taxable income that resulted from the increase in interest expense. This decrease was partially offset by an increase in non-deductible business meals and accreted preferred stock dividends for the six months ended July 31, 2000.

Net income available to common shareholders

    Net income available to common shareholders for the six months ended July 31, 2000 was $1.3 million compared to net income available to common shareholders of $12.7 million for the second quarter ended July 31, 1999. This decrease is attributable to higher selling, general and administration expenses, increased depreciation and amortization expense associated primarily with the Daniels Printing acquisition, start-up and transition costs associated with our European operation and higher interest expense as previously discussed.

Liquidity and Capital Resources

    Our principal sources of liquidity are cash flow from operations and borrowings under our credit facility. Our principal uses of cash will be interest and debt service, capital expenditures, working capital and acquisitions. As of July 31, 2000, we had total indebtedness of $387.2 million; and $11.8 million of borrowings available under our credit facility, subject to customary conditions.

    Cash and cash equivalents increased $7.3 million to $21.7 million at July 31, 2000 from $14.5 million at January 31, 2000. We used cash in operating activities of $16.6 million and $15.5 million for the six months ended July 31, 2000 and 1999, respectively. This change was driven by a decrease in net operating results, higher levels of peak accounts receivable and work-in-process inventory balances offset by a decrease in incentive compensation and income taxes for the six months ended July 31, 2000 compared to amounts paid in the same period last year. We used cash in investing activities of $11.7 million and $61.6 million for the six months ended July 31, 2000 and 1999, respectively. Significant uses of cash in investing activities for the six months ended July 31, 2000 included $4.1 million for capital expenditures and $4.1 for acquisitions. Significant uses of cash in investing activities for the six months ended July 31, 1999 included $54.6 million of cash for the Daniels Printing and Alternatives Communications acquisitions and capital expenditures of approximately $5.1 million. Financing activities provided $35.6 million and $64.6 million for the six months ended July 31, 2000 and 1999, respectively and related primarily to net borrowings on our credit facilities used to finance the growth in accounts receivable and work-in-process inventory balances and our acquisitions as previously discussed. For the six months ended July 31, 2000, we also generated approximately $11.1 million of cash from the issuance of Class B common stock to our employees and certain independent contractors under our Direct Investment Plan. During the second quarter of fiscal 2001, we re-purchased approximately $5.7 million, or 259,342 shares of our Class B common stock from DLJ Merchant Bank in order to adjust ownership percentages contemplated as part of the merger.

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

    Borrowings under our Credit Facility accrue interest at variable rates. Based on outstanding borrowings under the Credit Facility at July 31, 2000, a one-eighth of one percent change in interest rates would impact interest expense in the amount of approximately $0.3 million annually. On December 22, 1999, we entered into an interest cap with DLJ International Capital. Beginning March 24, 2000, the interest rate for $110.0 million of borrowings under our term loans A and B is 7.5% plus applicable interest rate margins in accordance with terms of the Credit Facility until December 24, 2001.

PART II.—OTHER INFORMATION

Item 1.  Legal Proceedings.

    Two purported shareholder class action lawsuits have been filed against our company and each of our directors in Hennepin County District Court in Minnesota on behalf of our unaffiliated shareholders. The lawsuits, which were consolidated by order of the court, allege, among other things, that (1) John Castro and Rick Atterbury unfairly possessed non-public information concerning the prospects of our company when negotiating with our company on behalf of themselves and Viking Merger Sub and (2) the individual defendants breached their fiduciary duties to our shareholders by facilitating, through unfair procedures, Viking Merger Sub's proposal to acquire our company to the exclusion of others, for unfair and inadequate consideration. The lawsuits further allege that these actions prevented or could prevent our shareholders from realizing the full and fair value of their stock. The plaintiffs sought preliminary and permanent injunctive relief restraining the defendants from proceeding with a transaction with Viking Merger Sub and a declaratory judgment that the defendants have breached their fiduciary duties.

    On October 22, 1999, Merrill, the defendant directors and the named plaintiffs, on behalf of themselves and the putative class of persons on behalf of whom the plaintiffs brought the lawsuits, reached an agreement in principle with respect to the settlement of this litigation. On that date, counsel to each of the parties to the litigation entered into a memorandum of understanding, agreeing to execute and present to the court as soon as is practicable an appropriate stipulation of settlement and any other documentation required in order to obtain approval by the court of the settlement. The proposed settlement is subject to the approval of the court, some additional limited discovery (which was completed) and the closing of the merger (which was completed). On August 14, 2000, the court ordered, among other things, that the consolidated action may be conducted preliminarily as a class action and set a final hearing for November 6, 2000 for final approval of the settlement of this action. We anticipate that any settlement of this litigation will not have a material adverse effect on our financial condition, operating results or liquidity.

    On October 28, 1999, in the Court of Common Pleas in Allegheny County Pennsylvania, SmartTran filed a Praecipe for Issuance of Writ of Summons against us for the alleged breach of contract, and subsequently filed a lawsuit on March 2, 2000. We removed the case to United States District Court for the Western District of Pennsylvania. The lawsuit relates to an agreement where we agreed to pay SmartTran a commission if they could negotiate an improvement of our vendor discounts with shipping companies. SmartTran has claimed that we owe them commissions which we have not paid. We are disputing the amount of the commissions owed. We anticipate that any settlement of this litigation will not have a material adverse effect on our financial condition, operating results or liquidity.

    On April 20, 2000, Uniscribe Professional Services Inc. filed a lawsuit against Peter Smith and us in the Superior Court, Judicial District of Fairfield at Bridgeport, Connecticut. This lawsuit alleges that Peter Smith breached a non-disclosure and non-compete agreement with Uniscribe when he accepted employment with us. This lawsuit also alleges that we tortiously interfered with this non-compete agreement. On April 25, 2000, Uniscribe filed a second lawsuit against us in the Supreme Court of the State of New York, County of New York. This lawsuit alleges that we breached a non-disclosure agreement by hiring former Uniscribe employees and by using confidential information of Uniscribe in violation of the non-disclosure agreement. In May 2000, this lawsuit was removed to federal court in the Southern District of New York. The plaintiffs have since withdrawn the New York action. There is limited discovery taking place and a scheduling order has been entered which prevents any hearing or any action until September 2000. We intend to vigorously defend these lawsuits. We anticipate that this litigation will not have a material adverse effect on our financial condition, operating results or liquidity.

    On June 16, 2000, R.R. Donnelley & Sons Company brought an action in the District Court, City and County of Denver, State of Colorado against Jeffrey Stemper, Scot Smith and Merrill Communications, LLC. Stemper and Smith are salespeople we recently hired from Donnelley. The lawsuit claims breach of an alleged term employment agreement, tortiuous interference with that contract, breach of confidentiality and non-compete agreements and other similar allegations. The preliminary injunction hearing was held on July 24-26, 2000, and the court issued a preliminary injunction on July 27th preventing Stemper and Smith from employment, which competes with Donnelley within a fifty-mile radius of Denver, Colorado, and from sharing information acquired by employment with Donnelley for a period of one year. The defendants have appealed the decision. We intend to vigorously defend this lawsuit. We anticipate that this litigation will not have a material adverse effect on our financial condition, operating results or liquidity.

Item 2.  Changes in Securities and Use of Proceeds.

    In May 2000, 350,417 coinvestment and 11,905 reinvestment shares of our class B common stock were issued to officers of our company at a price of $21.00 per share for $2.8 million in cash and $4.8 million of 8% note receivables. Also in May 2000, 69,508 coinvestment and 7,275 reinvestment shares of our class B common stock were issued to employees and consultants of our company at a price of $22.00 per share for $0.7 million in cash and $1.0 million of 8% note receivables. In addition, options to purchase an aggregate of 146,425 shares of class B common stock at an exercise price of $22.00 per share were issued. With respect to the coinvestment shares sold for $22.00 per share, the $22.00 per share purchase price was paid with both cash and promissory notes. Of the $22.00 per share purchase price, $14.30 was paid in the form of a promissory note in the principal amount of $14.30 per coinvestment share purchased made payable to Merrill from the purchaser and $7.70 was paid in cash. With respect to the coinvestment shares sold for $21.00 per share, the $21.00 per share purchase price was paid with both cash and promissory notes. Of the $21.00 per share purchase price, $13.65 was paid in the form of a promissory note in the principal amount of $13.65 per coinvestment share purchased made payable to Merrill from the purchaser and $7.35 was paid in cash. These shares were sold and options issued to some of our officers and other employees in reliance on Rule 701 and Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

      27.   Financial Data Schedule

    (b) Reports on Form 8-K

  None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)	MERRILL CORPORATION
BY (SIGNATURE)	/s/ John W. Castro
(NAME AND TITLE)	John W. Castro, President and Chief Executive Officer
(DATE)	September 14, 2000
BY (SIGNATURE)	/s/ Robert H. Nazarian
(NAME AND TITLE)	Robert H. Nazarian, Executive Vice President and Chief Financial Officer
(DATE)	September 14, 2000

QuickLinks

PART I.—FINANCIAL INFORMATION
PART II.—OTHER INFORMATION
PART I—FINANCIAL INFORMATION
SIGNATURES