Form 10-Q
period 2000-10-31
MERRILL CORP
filed 2000-12-20
CIK 790406

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

       (MARK ONE)

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                       For the quarterly period ended October 31, 2000

OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                                       For the transition period from                 to

                                       Commission File Number:  333-30732

MERRILL CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota	41-0946258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Merrill Circle St. Paul, Minnesota (Address of principal executive offices)	55108 (Zip Code)

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

Yes     X    No

As of December 4, 2000, there were 5,282,498 shares of the Registrant's Class B voting common stock, $0.01 par value per share, outstanding.

As of December 4, 2000, there were no shares of the Registrant's voting common stock, $0.01 par value per share, outstanding.

PART I.—FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements
Included herein is the following unaudited financial information:
Consolidated Balance Sheet as of January 31, 2000 and October 31, 2000.	3
Consolidated Statement of Operations for the three and nine month periods ended October 31, 1999 and 2000.	4
Consolidated Statement of Cash Flows for the nine month periods ended October 31, 1999 and 2000.	5
Notes to Consolidated Financial Statements.	6-19
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-24
Item 3. Quantitative and Qualitative Disclosure About Market Risk	24

PART II.—OTHER INFORMATION

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Merrill Corporation

Consolidated Balance Sheet

(dollars in thousands, except share data)

January 31,		October 31,

	2000	2000

Assets		(Unaudited )
Current assets
Cash and cash equivalents	$14,458	$32,654
Trade receivables, less allowance for doubtful accounts of $5,905 and $6,626, respectively	129,186	139,112
Work-in-process inventories	19,110	22,072
Other inventories	8,240	10,206
Other current assets	22,374	19,717

Total current assets	193,368	223,761
Property, plant and equipment, net	59,491	55,606
Goodwill, net	75,945	73,644
Other assets	26,056	27,799

Total assets	$354,860	$380,810

Liabilities and Shareholders' Deficit
Current liabilities
Notes payable, banks		$26,300
Current maturities of long-term debt	$2,300	4,520
Current maturities of capital lease obligations	201	254
Accounts payable	35,808	31,917
Accrued expenses	43,318	49,414

Total current liabilities	81,627	112,405
Long-term debt, net of current maturities	352,615	344,427
Capital lease obligations, net of current maturities	1,196	1,191
Other liabilities	13,134	12,632

Total liabilities	448,572	470,655
Minority interest	106	252
Preferred stock, $.01 par value: 500,000 shares authorized; issued and outstanding. Liquidation value of $41.1 million and $45.7 million, respectively.	35,697	40,394
Shareholders' deficit
Common stock, $.01 par value: 25,000,000 shares authorized; no shares issued and outstanding	—	—
Class B common stock, $.01 par value: 10,000,000 shares authorized; 4,191,943 and 5,282,498 shares, respectively, issued and outstanding	42	53
Additional paid-in capital, net of notes receivable balances of $1.5 million and $16.8 million, respectively	99,332	105,583
Accumulated other comprehensive loss	(174)	(1,497)
Accumulated deficit	(228,715)	(234,630)

Total shareholders' deficit	(129,515)	(130,491)

Total liabilities and shareholders' deficit	$354,860	$380,810

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Merrill Corporation

Consolidated Statement of Operations

(dollars in thousands except share and per share data)

(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,

	1999	2000	1999	2000

Revenue	$144,328	$148,931	$442,401	$499,821
Cost of revenue	95,934	104,157	289,896	336,766

Gross profit	48,394	44,774	152,505	163,055
Selling, general and administrative expenses	33,022	39,490	109,031	129,297
Merger costs	1,170	—	2,300	215
Restructuring costs	—	2,705	—	2,705

Operating income	14,202	2,579	41,174	30,838
Interest expense	(1,842)	(11,155)	(5,009)	(33,045)
Other (expense) income, net	(19)	879	(616)	3,019

Income (loss) before provision (benefit) for income taxes	12,341	(7,697)	35,549	812
Provision (benefit) for income taxes	6,773	(2,156)	17,240	1,884

Net income (loss) before minority interest	5,568	(5,541)	18,309	(1,072)

Minority interest	—	61	—	148

Net income (loss) from continuing operations	5,568	(5,602)	18,309	(1,220)

Accreted preferred stock dividend	—	1,567	—	4,696

Net income (loss) available to common shareholders	$5,568	$(7,169)	$18,309	$(5,916)

Net income (loss) available to common shareholders per share:
Basic	$0.35	$(1.36)	$1.14	$(1.16)
Diluted	$0.33	$(1.36)	$1.10	$(1.16)

Dividends per common share	$0.02	$—	$0.06	$—

Weighted average number of shares outstanding:
Basic	16,136,831	5,261,746	16,035,716	5,110,369
Diluted	16,785,710	5,261,746	16,612,127	5,110,369

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Merrill Corporation

Consolidated Statement of Cash Flows

(dollars in thousands)

(unaudited)

Nine Months Ended October 31,

	1999	2000

Operating activities:
Net income (loss) available for common shareholders	$18,309	$(5,916)
Adjustments to reconcile net income (loss) available for common shareholders to net cash provided by operating activities:
Depreciation and amortization	12,163	12,659
Amortization of intangible assets	4,961	6,312
Provision for losses on trade receivables	1,955	2,878
Accreted preferred stock dividend	—	4,696
Change in deferred compensation	1,138	667
Non-cash interest expense	—	139
Minority interest in earnings of subsidiary	—	148
Other	—	(3)
Changes in operating assets and liabilities, net of effects from business acquisitions
Trade receivables	(19,824)	(12,099)
Work-in-process inventories	(1,683)	(3,311)
Other inventories	(2,570)	(1,683)
Other current assets	805	78
Accounts payable	(3,973)	(3,901)
Accrued expenses	(9,829)	6,452
Accrued and deferred income taxes	4,227	2,074

Net cash provided by operating activities	5,679	9,190

Investing activities:
Purchase of property, plant and equipment	(7,937)	(8,604)
Business acquisitions, net of cash acquired	(54,559)	(3,840)
Other investing activities, net	(2,706)	(4,587)

Net cash used in investing activities	(65,202)	(17,031)

Financing activities:
Borrowings on notes payable to banks	146,875	150,950
Repayments on notes payable to banks	(104,107)	(124,650)
Principal payments on long-term debt and capital lease obligations	(2,381)	(6,001)
Repurchase of Class B common stock	—	(5,837)
Issuance of Class B common stock	—	12,159
Dividends paid	(963)	—
Exercise of stock options	1,033	—
Tax benefit realized upon exercise of stock options	551	—
Other equity transactions, net	—	(696)

Net cash provided by financing activities	41,008	25,925

Effect of exchange rate changes on cash	—	112

(Decrease) increase in cash and cash equivalents	(18,515)	18,196
Cash and cash equivalents, beginning of year	23,477	14,458

Cash and cash equivalents, end of year	$4,962	$32,654

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Merrill Corporation

Notes to Consolidated Financial Statements

(unaudited)

1.  ACCOUNTING POLICIES

    Our consolidated financial statements as of October 31, 2000, and for the three and nine months ended October 31, 1999 and 2000, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, which we consider necessary for a fair presentation of the results for the indicated periods. Certain information and accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The year end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our S-1/A registration statement dated September 12, 2000.

2.  COMPREHENSIVE INCOME

    Other comprehensive income refers to revenues, expenses, gains and losses that, under accounting principles generally accepted in the United States of America, are included in comprehensive income available to common shareholders, but are excluded from net income as these amounts are recorded directly as an adjustment to Shareholders' Deficit. Our comprehensive income available to common shareholders is comprised of net income and foreign currency translation adjustments. Comprehensive income available to common shareholders for the three and nine months ended October 31, 1999 and 2000 are as follows:

	Three Months Ended October 31		Nine Months Ended October 31

	1999	2000	1999	2000

	(dollars in thousands)
Net income (loss) available to common shareholders	$5,568	$(7,169)	$18,309	$(5,916)
Change in cumulative foreign currency translation	—	(712)	—	(1,323)

Total comprehensive income (loss) available to common shareholders	$5,568	$(7,881)	$18,309	$(7,239)

3.  MERGER

    On November 23, 1999, we merged with Viking Merger Sub. Inc. (Viking), an affiliate of DLJ Merchant Banking Partners II L.P. and certain of its affiliates, and we continued as the surviving company. The transaction was accounted for as a recapitalization and did not have any impact on our historical basis of assets and liabilities. The transaction was principally financed by DLJ Merchant Banking Partners II L.P. and certain of its affiliates. We entered into a new $270.0 million senior secured credit facility and issued $140.0 million of 12.0% senior subordinated notes with warrants to purchase 172,182 shares of Class B common stock.

4.  NET INCOME AVAILABLE TO COMMON SHAREHOLDERS PER SHARE

    The denominator used to calculate diluted earnings per share includes the dilutive impact of stock options and warrants, which increase the actual weighted average number of shares outstanding by 648,879 for the three months ended October 31, 1999 and by 576,411 for the nine months ended October 31, 1999.

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

    Pro forma (unaudited) results for the nine months ended October 31, 1999, as if the acquisition had been effective at February 1, 1999 are as follows:

(dollars in thousands, except per share data)
Revenue	$458,126
Net income available to common shareholders	$19,431
Net income available to common shareholders per share - diluted	$1.17

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

6.  FINANCING ARRANGEMENTS

    Because of the declines in our operating results during the three and nine month periods ended October 31, 2000 described on page 20, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, we did not comply with certain of the financial covenants contained in our Credit Facility at October 31, 2000. As a result, effective on October 31, 2000, our lenders agreed to amend our Credit Facility to:

  •
  provide for less restrictive financial covenant targets for the quarters ending October 31, 2000, January 31, 2001 and April 30, 2001;
  •
  add certain additional financial and other covenants, including a senior leverage ratio;
  •
  require us to obtain at least $9.1 million of senior unsecured debt from affiliates of our majority shareholders, our managers and employees (the "Additional Lenders") on or prior to January 15, 2001;

  •
  limit our borrowings and letters of credit under the revolver to $28.5 million, until such time as the $9.1 million is received, at which point the limit on our borrowings and letters of credit under the revolver will increase to $35.0 million. Furthermore, if the Additional Lenders lend us money in excess of $11.0 million, the amount of such excess will increase the limits on our borrowings and letters of credit under the revolver by the amount of the excess, up to a total revolver of $40.0 million;
  •
  restrict us from making any acquisitions or any restricted payments prior to May 1, 2001;
  •
  restrict us from maintaining cash and cash equivalent balances in excess of $12 million for three consecutive days; and
  •
  require us to pay interest on our base rate loans on a monthly, as opposed to a quarterly, basis during the amendment period (October 31, 2000 through April 30, 2001).

For all quarters subsequent to the quarter ended April 30, 2001, the covenants will revert to their prior requirements. During the term of the amendment, the interest rate applicable to amounts outstanding will be increased by 0.50% and the commitment fee on unused commitments under our revolver will increase to 0.75%. In connection with the amendment, we paid the lenders a fee equal to 0.25% of the outstanding loans and commitments under our Credit Facility, which will be amortized as interest expense from October 31, 2000 to April 30, 2001.

    We anticipate that we will be able to comply with the amended covenants through April 30, 2001 and the original covenants thereafter through aggressive cost reduction programs and revenue enhancements initiatives, although there can be no assurance that we will do so.

7.  RESTRUCTURING CHARGE

    To reduce costs and improve productivity, we are streamlining our corporate structure and consolidating our composition and printing operations. During the three month period ended October 31, 2000, we recorded a $2.7 million restructuring charge ($1.6 million after tax).

    A significant portion of the restructuring charge related to $2.2 million of employee termination benefits for approximately 200 employees. While the reductions took place in each of our reporting segments, a majority were concentrated in our Specialty Communications Services Segment's Financial Document Services business unit.

    Restructuring charges also include approximately $0.5 million related to miscellaneous facility costs for closing a composition facility, shutting-down one print plant, and reducing capacity at another print plant.

    The following is certain selected information relating to the restructuring charge:

	Employee Termination Benefits	Facility Closing Costs and Other	Total

Restructuring charges for three months ended October 31, 2000	$2,182	$523	$2,705
Less: Cash payments	1,577	22	1,599

Restructuring liability at October 31, 2000	$605	$501	$1,106

8.  SEGMENT AND RELATED INFORMATION

    Our business units have been aggregated into two reportable segments comprising of Specialty Communication Services and Document Services.

    Specialty Communication Services  This segment consists of three business units—Financial Document Services, Strategic Communications Services (formerly the Investment Company Service and Managed Communications Programs business units) and Merrill Print Group. This segment provides our financial, investment company and corporate clients with information technology-based solutions for the production and distribution of transactional financial documents, marketing materials, compliance documents and branded promotional materials. The principal markets for this segment include major metropolitan centers in the world including North America, Europe, Latin America and the Far East. In August 2000, we announced the consolidation of two of our business units—Investment Company Services and Managed Communications Programs—into Strategic Communications Services. This consolidation is currently being implemented.

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

	Specialty Communication Services	Document Services	Interest & Other	Total

Three month period ending October 31, 1999
Revenue	$124,175	$20,153	$—	$144,328
Income (loss) before provision for income taxes	12,567	1,635	(1,861)	12,341

Three month period ending October 31, 2000
Revenue	$129,064	$19,867	$—	$148,931
Income (loss) before provision (benefit) for income taxes	3,506	(927)	(10,276)	(7,697)

Nine month period ending October 31, 1999
Revenue	$388,014	$54,387	$—	$442,401
Income (loss) before provision for income taxes	40,618	556	(5,625)	35,549

Nine month period ending October 31, 2000
Revenue	$437,202	$62,619	$—	$499,821
Income (loss) before provision (benefit) for income taxes	31,006	(168)	(30,026)	812

As of January 31, 2000
Total assets	$253,587	$37,796	$63,477	$354,860

As of October 31, 2000
Total assets	$267,718	$33,161	$79,931	$380,810

9.  SUPPLEMENTAL CASH FLOW DISCLOSURE

    During the nine months ended October 31, 2000, 1,356,457 shares of our Class B common stock were issued for $11.7 million in cash and $17.7 million of 8% note receivables under our Direct Investment Plan. We also repurchased and retired 265,902 shares of our Class B common stock from DLJ Merchant Bank and employees for approximately $5.8 million in cash during the nine months ended October 31, 2000. The re-purchase of 258,307 shares from DLJ Merchant Bank, was made in order to adjust ownership percentages contemplated as part of the merger.

    During the nine months ended October 31, 1999, options to purchase 180,040 shares of common stock were exercised through the issuance of non-interest bearing note agreements primarily to our officers. Amounts advanced under the note agreements totaled approximately $2.1 million as of October 31, 1999.

10.  GUARANTOR SUBSIDIARIES

    In connection with the November 1999 issuance of $140.0 million of 12% senior subordinated notes (see Note 3), our wholly-owned domestic subsidiaries (Guarantors) guarantee the notes on a full, unconditional, and joint and several basis.

    The guarantees are general unsecured obligations of the Guarantors, are subordinated in right of payment to all existing and future senior indebtedness of the Guarantors (including indebtedness of the credit facility) and rank senior in right of payment to any future subordinated indebtedness of the Guarantors. The following consolidating financial information includes the accounts of the Guarantors and the combined accounts of the Non-Guarantors. Separate financial statements of each of the Guarantors are not presented because we believe that such information is not significant in assessing the Guarantors.

Consolidating Balance Sheet
January 31, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$7,101	$7,357	$—	$14,458
Accounts receivable	123,928	5,258	—	129,186
Work-in-process inventories	18,321	789	—	19,110
Other inventories	8,240	—	—	8,240
Other current assets	21,332	1,042	—	22,374

Total current assets	178,922	14,446	—	193,368
Property, plant and equipment, net	55,553	3,938	—	59,491
Goodwill, net	75,945	—	—	75,945
Other assets	42,570	1,089	(17,603)	26,056

Total assets	$352,990	$19,473	$(17,603)	$354,860

Liabilities and Shareholders' (Deficit) Equity
Current liabilities
Current maturities of long-term debt	$2,300	$—	$—	$2,300
Current maturities of capital lease obligations	201	—	—	201
Accounts payable	35,362	446	—	35,808
Accrued expenses	42,507	811	—	43,318

Total current liabilities	80,370	1,257	—	81,627
Long-term debt, net of current maturities	352,615	—	—	352,615
Capital lease obligations, net of current maturities	1,194	2	—	1,196
Other liabilities	12,629	14,507	(14,002)	13,134

Total liabilities	446,808	15,766	(14,002)	448,572
Minority interest	—	—	106	106
Preferred stock	35,697	—	—	35,697
Shareholders' (deficit) equity	(129,515)	3,707	(3,707)	(129,515)

Total liabilities and shareholders' (deficit) equity	$352,990	$19,473	$(17,603)	$354,860

Consolidating Balance Sheet
October 31, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$24,179	$8,475	$—	$32,654
Accounts receivable	127,967	11,145	—	139,112
Work-in-process inventories	19,052	3,020	—	22,072
Other inventories	10,206	—	—	10,206
Other current assets	30,263	1,449	(11,995)	19,717

Total current assets	211,667	24,089	(11,995)	223,761
Property, plant and equipment, net	52,066	3,540	—	55,606
Goodwill, net	73,644	—	—	73,644
Other assets	37,415	1,876	(11,492)	27,799

Total assets	$374,792	$29,505	$(23,487)	$380,810

Liabilities and Shareholders' (Deficit) Equity
Current liabilities
Notes payable, banks	$26,300	$—	$—	$26,300
Current maturities of long-term debt	4,520	—	—	4,520
Current maturities of capital lease obligations	254	—	—	254
Accounts payable	30,068	1,849	—	31,917
Accrued expenses	46,439	2,975	—	49,414

Total current liabilities	107,581	4,824	—	112,405
Long-term debt, net of current maturities	344,427	—	—	344,427
Capital lease obligations, net of current maturities	1,191	—	—	1,191
Other liabilities	11,687	12,940	(11,995)	12,632

Total liabilities	464,886	17,764	(11,995)	470,655
Minority interest	—	—	252	252
Preferred stock	40,394	—	—	40,394
Shareholders' (deficit) equity	(130,488)	11,741	(11,744)	(130,491)

Total liabilities and shareholders' (deficit) equity	$374,792	$29,505	$(23,487)	$380,810

Consolidating Statement of Operations
For the Three Month Period Ended October 31, 1999
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$142,888	$1,314	$126	$144,328
Cost of revenue	95,395	413	126	95,934

Gross profit	47,493	901	—	48,394
Selling, general and administrative expenses	32,652	370		33,022
Merger costs	1,170	—	—	1,170

Operating income	13,671	531	—	14,202
Interest expense	(1,842)	—	—	(1,842)
Other income (expense), net	1	127	(147)	(19)

Income (loss) before provision for income taxes	11,830	658	(147)	12,341
Provision for income taxes	6,262	511	—	6,773

Net income (loss) available to common shareholders	$5,568	$147	$(147)	$5,568

Consolidating Statement of Operations
For the Three Month Period Ended October 31, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$134,156	$15,440	$(665)	$148,931
Cost of revenue	94,337	10,053	(233)	104,157

Gross profit	39,819	5,387	(432)	44,774
Selling, general and administrative expenses	35,955	3,903	(368)	39,490
Restructuring costs	2,705	—	—	2,705

Operating income (loss)	1,159	1,484	(64)	2,579
Interest expense	(11,155)	—	—	(11,155)
Other income, (expense) net	1,440	479	(1,040)	879

(Loss) income before provision for income taxes	(8,556)	1,963	(1,104)	(7,697)
(Benefit) provision for income taxes	(3,141)	985	—	(2,156)

(Loss) income before minority interest	(5,415)	978	(1,104)	(5,541)
Minority interest	—	—	61	61

Net (loss) income from continuing operations	(5,415)	978	(1,165)	(5,602)
Accreted preferred stock dividend	1,567	—	—	1,567

Net (loss) income available to common shareholders	$(6,982)	$978	$(1,165)	$(7,169)

Consolidating Statement of Operations
For the Nine Month Period Ended October 31, 1999
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$438,926	$4,499	$(1,024)	$442,401
Cost of revenue	288,538	2,382	(1,024)	289,896

Gross profit	150,388	2,117	—	152,505
Selling, general and administrative expenses	108,271	760	—	109,031
Merger costs	2,300	—	—	2,300

Operating income	39,817	1,357	—	41,174
Interest expense	(5,009)	—	—	(5,009)
Other (expense) income, net	(337)	158	(437)	(616)

Income (loss) before provision for income taxes	34,471	1,515	(437)	35,549
Provision for income taxes	16,162	1,078	—	17,240

Net income (loss) available to common shareholders	$18,309	$437	$(437)	$18,309

Consolidating Statement of Operations
For the Nine Month Period Ended October 31, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Revenue	$455,010	$46,571	$(1,760)	$499,821
Cost of revenue	306,754	30,920	(908)	336,766

Gross profit	148,256	15,651	(852)	163,055
Selling, general and administrative expenses	117,747	12,338	(788)	129,297
Merger costs	215	—	—	215
Restructuring costs	2,705	—	—	2,705

Operating income (loss)	27,589	3,313	(64)	30,838
Interest expense	(33,045)	—	—	(33,045)
Other income, (expense) net	5,207	1,059	(3,247)	3,019

(Loss) income before provision for income taxes	(249)	4,372	(3,311)	812
Provision for income taxes	611	1,273	—	1,884

(Loss) income before minority interest	(860)	3,099	(3,311)	(1,072)

Minority interest	—	—	148	148

Net (loss) income from continuing operations	(860)	3,099	(3,459)	(1,220)
Accreted preferred stock dividend	4,696	—	—	4,696

Net (loss) income available to common shareholders	$(5,556)	$3,099	$(3,459)	$(5,916)

Consolidating Statement of Cash Flows
For the Nine Month Period Ended October 31, 1999
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Operating activities:
Net income (loss) available to common shareholders	$18,309	$437	$(437)	$18,309
Adjustments to reconcile net income (loss) available to common shareholders to net cash used in operating activities
Depreciation and amortization	12,043	120	—	12,163
Amortization of intangible assets	4,961	—	—	4,961
Provision for losses on trade receivables	1,955	—	—	1,955
Changes in deferred compensation	1,138	—	—	1,138
Interest in earnings of subsidiaries	(437)	—	437	—
Changes in operating assets and liabilities, net of effects from business acquisitions
Trade receivables	(18,706)	(1,118)	—	(19,824)
Work-in-process inventories	(1,323)	(360)	—	(1,683)
Other inventories	(2,570)	—	—	(2,570)
Other current assets	805	—	—	805
Accounts payable	(3,977)	4	—	(3,973)
Accrued expenses	(11,433)	1,604	—	(9,829)
Accrued and deferred income taxes	4,227	—	—	4,227

Net cash provided by operating activities:	4,992	687	—	5,679

Investing activities:
Purchase of property, plant and equipment	(6,975)	(962)	—	(7,937)
Business acquisitions, net of cash acquired	(54,559)	—	—	(54,559)
Other investing activities, net	(4,908)	(187)	2,389	(2,706)

Net cash (used in) provided by investing activities:	(66,442)	(1,149)	2,389	(65,202)

Financing activities:
Borrowing on notes payable to banks	146,875	—	—	146,875
Repayments on notes payable to banks	(104,107)	—	—	(104,107)
Proceeds from intercompany borrowings	—	2,389	(2,389)	—
Principal payments on long-term debt and capital lease obligations	(2,381)	—	—	(2,381)
Dividends paid	(963)	—	—	(963)
Exercise of stock options	1,033	—	—	1,033
Tax benefit realized upon exercise of stock options	551	—	—	551

Net cash provided by (used in) financing activities:	41,008	2,389	(2,389)	41,008

(Decrease) increase in cash and cash equivalents	(20,442)	1,927	—	(18,515)
Cash and cash equivalents, beginning of year	19,582	3,895	—	23,477

Cash and cash equivalents, end of year	$(860)	$5,822	$—	$4,962

Consolidating Statement of Cash Flows
For the Nine Month Period Ended October 31, 2000
(dollars in thousands)

	Issuer/ Guarantors	Non-Guarantors	Eliminations	Consolidated

Operating activities:
Net (loss) income available to common shareholders	$(5,768)	$3,099	(3,247)	$(5,916)
Adjustments to reconcile net (loss) income available to common shareholders to net cash provided by (used in) operating activities
Depreciation and amortization	11,967	692	—	12,659
Amortization of intangible assets	6,312	—	—	6,312
Provision for losses on trade receivables	2,878	—	—	2,878
Accreted preferred stock dividend	4,696	—	—	4,696
Changes in deferred compensation	667	—	—	667
Minority interest in earnings of subsidiary	—	—	148	148
Non-cash interest expense	139	—	—	139
Other	(3)	—	—	(3)
Interest in earnings of subsidiaries	(3,099)	—	3,099	—
Changes in operating assets and liabilities, net of effects from business acquisitions
Trade receivables	(6,212)	(5,887)	—	(12,099)
Work-in-process inventories	(1,080)	(2,231)	—	(3,311)
Other inventories	(1,683)	—	—	(1,683)
Other current assets	485	(407)	—	78
Accounts payable	(5,304)	1,403	—	(3,901)
Accrued expenses	4,288	2,164	—	6,452
Accrued and deferred income taxes	2,074	—	—	2,074

Net cash provided by (used in) operating activities:	10,357	(1,167)	—	9,190

Investing activities:
Purchase of property, plant and equipment	(8,310)	(294)	—	(8,604)
Business acquisitions, net of cash acquired	(3,840)	—		(3,840)
Other investing activities, net	(7,054)	(347)	2,814	(4,587)

Net cash (used in) provided by investing activities:	(19,204)	(641)	2,814	(17,031)

Financing activities:
Borrowing on notes payable to banks	150,950	—	—	150,950
Repayments on notes payable to banks	(124,650)	—	—	(124,650)
Proceeds from intercompany borrowings	—	2,814	(2,814)	—
Principal payments on long-term debt and capital lease obligations	(6,001)	—	—	(6,001)
Repurchase of Class B common	(5,837)	—	—	(5,837)
Issuance of Class B common stock	12,159	—	—	12,159
Other equity transactions, net	(696)	—	—	(696)

Net cash provided by (used in) financing activities:	25,925	2,814	(2,814)	25,925

Effect of exchange rate changes on cash	—	112	—	112

Increase in cash and cash equivalents	17,078	1,118	—	18,196
Cash and cash equivalents, beginning of year	7,101	7,357	—	14,458

Cash and cash equivalents, end of year	$24,179	$8,475	$—	$32,654

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

Results of Operations

Quarter ended October 31, 2000 compared to quarter ended October 31, 1999

Revenue

    Overall revenue increased $4.6 million, or 3.2%, to $148.9 million for the third quarter ended October 31, 2000 from $144.3 million in the third quarter last year. Revenue in the Specialty Communication Services segment increased $4.9 million, or 3.9%, to $129.1 million for the third quarter ended October 31, 2000 from $124.2 million for the same period one year ago. Within the Specialty Communication Services segment, Financial Document Services revenue decreased $0.1 million, or 0.1%, to $63.7 million for the third quarter ended October 31, 2000 from $63.8 million for the third quarter ended October 31, 1999. Revenue generated by financial transactions accounted for 76.7% of total revenue for the third quarter ended October 31, 2000 compared to 78.0% for last year's third quarter. Financial transaction revenue decreased 1.8% for the third quarter ended October 31, 2000 when compared to the same period one year ago. The positive impact of revenue generated by our recently opened European operations was not sufficient to offset continued soft domestic financial markets. Corporate regulatory compliance revenue increased 21.3% for the third quarter ended October 31, 2000 versus the same period one year ago. The increase is attributed to our continued efforts to develop longer term corporate relationships. Investment Company Services' revenue increased $3.5 million, or 11.3% to $34.1 million for the third quarter ended October 31, 2000 from $30.6 million for the third quarter ended October 31, 1999. This increase was driven mostly by new business in the Northeast, and by strong demand for our fulfillment services. Managed Communication Program revenue decreased $1.1 million, or 4.1%, to $25.2 million for the third quarter ended October 31, 2000 from $26.3 million for the same period one year ago. The decrease in revenue for the period was primarily due to several clients temporarily postponing marketing programs either because of the soft financial markets or because of the implementation of internal cost control measures in their organizations. Merrill Print Group revenue increased $2.6 million to $6.1 million for the third quarter ended October 31, 2000 from $3.5 million for the third quarter ended October 31, 1999. This increase is primarily a result of ballot revenues associated with the fall elections.

    Revenue in the Document Services segment decreased $0.3 million, or 1.4%, to $19.9 million for the third quarter ended October 31, 2000 from $20.2 million for the same period one year ago. The decrease is due to a one-time, large, transactional project completed during the prior year which positively impacted third quarter revenue in 1999 versus 2000.

Gross profit

    Gross profit decreased $3.6 million, or 7.5%, to $44.8 million for the third quarter ended October 31, 2000 from $48.4 million for the same period one year ago. As a percentage of revenue, gross profit was 30.0% for the third quarter ended October 31, 2000 compared to 33.5% for the same period last year. The decrease in gross profit as a percent of revenue was due to a general shift in revenue mix from higher gross margin financial transaction revenue to revenue generated by our other business units that tend to be less cyclical, but carry lower gross margins. Specifically, the establishment of our wholly-owned European operation, lower margin commercial printing revenue associated with the Daniels Printing acquisition and a strong demand for fulfillment services contributed to the decrease in gross profit as a percentage of revenue.

Selling, general and administrative

    Selling, general and administrative expenses increased $6.5 million, or 19.7%, to $39.5 million for the three month period ended October 31, 2000 from $33.0 million during the same period last year. Selling, general and administrative expenses as a percentage of revenue were 26.5% for the third quarter ended October 31, 2000 compared to 22.9% for the same period one year ago. The increase in selling, general and administration expenses in total, and as a percentage of revenue was driven by an increase in selling expense associated with the cost of additions to sales staff and sales management, and by an increase in general and administrative staffing to support international operations.

EBITDA

    Earnings before interest, taxation, depreciation and amortization (EBITDA) decreased $12.1 million to $8.1 million for the three months ended October 31, 2000 from $20.2 million for the same period last year.

    Adjusted EBITDA, which reflects EBITDA exclusive of $2.7 million of restructuring costs and $1.2 million of merger costs for the three month periods ended October 31, 2000 and 1999, respectively, decreased $10.6 million, or 49.5%, to $10.8 million for the third quarter ended October 31, 2000 from $21.4 million for the same period last year. The decrease in adjusted EBITDA is a direct result of decreased gross profit and increased selling, general and administrative expenses. Adjusted EBITDA, as a percent of revenue was 7.3% for the third quarter ended October 31, 2000 compared to 14.8% for the third quarter ended October 31, 1999. The primary contributions to this decrease in adjusted EBITDA as a percentage of revenue was the decrease in gross profit as a percentage revenue and the increase in selling, general and administrative expenses as a percentage of revenue as previously discussed.

Interest expense

    Interest expense for the third quarter ended October 31, 2000 was $11.2 million compared to $1.8 million for the same period last year. The significant increase in interest expense was caused by the debt incurred to finance the merger. We anticipate that interest expense for our fourth quarter will increase as a result of the recent amendment to our Credit Facility. See Note 6 to our quarterly financial statements for further information.

Tax benefit

    The benefit for income taxes was $2.2 million for the three month period ended October 31, 2000 compared to a tax provision of $6.8 million for the same period last year. This change related directly to decreased taxable income that resulted from decreased operating income and increased interest expense as previously discussed.

Net income (loss) available to common shareholders

    Net loss available to common shareholders for the three month period ended October 31, 2000 was $7.2 million compared to net income available to common shareholders of $5.6 million for the third quarter ended October 31, 1999. This decrease is attributable to lower gross profit, higher selling, general and administration expenses, and higher interest expense as previously discussed.

Nine months ended October 31, 2000 compared to nine months ended October 31, 1999

Revenue

    Overall revenue increased 13.0% to $499.8 million for the nine months ended October 31, 2000 from $442.4 million for the prior year period. Revenue in the Specialty Communication Services segment increased $49.2 million, or 12.7%, to $437.2 million for the nine months ended October 31, 2000 from $388.0 million for the same period one year ago. Within the Specialty Communication Services segment, Financial Document Services revenue increased 7.1% to $218.0 million for the nine months ended October 31, 2000 from $203.5 million for the nine months ended October 31, 1999. Revenue generated by financial transactions accounted for 69.7% of the total revenue for the nine months ended October 31, 2000 compared to 71.2% for the same period one year ago. Financial transaction revenue increased 4.9% for the nine months ended October 31, 2000 when compared to the same period one year ago reflecting international activity generated by our European operations, which was partially offset by weak domestic financial markets. Corporate regulatory compliance revenue increased 27.8% for the nine months ended October 31, 2000 versus the same period one year ago. The increase is attributed to our continued aggressive effort to develop longer term corporate relationships. Investment Company Services' revenue increased $24.5 million, up 24.0% to $126.5 million for the nine months ended October 31, 2000 from $102.1 million for the nine months ended October 31, 1999. This increase was driven mostly by the positive impact of Daniels Printing operation, which was acquired in April 1999, new business in the Northeast region, and strong demand for our fulfillment services. Managed Communication Program revenue increased $4.5 million, or 6.4%, to $75.1 million for the nine months ended October 31, 2000 from $70.5 million for the same period one year ago. The positive impact of Alternative Communications operation, which was acquired in June of 1999, and revenue generated by our real estate programs and product offerings drove this growth. Merrill Print Group revenue increased $5.6 million to $17.6 million for the nine months ended October 31, 2000 from $12.0 million for the nine months ended October 31, 1999. This increase is attributed to the addition of commercial printing work contributed by the Daniels Printing operation, and to ballot revenue associated with the fall elections.

    Revenue in the Document Services segment increased $8.2 million, or 15.1%, to $62.6 million for the nine months ended October 31, 2000 from $54.4 million for the same period one year ago. This increase resulted from strong growth mainly from our existing document service center clients and continued growth in our transactional and imaging businesses.

Gross profit

    Gross profit increased $10.6 million, or 6.9%, to $163.1 million for the nine months ended October 31, 2000 from $152.5 million for the same period one year ago. The increase in gross profit was due to increased revenue discussed above. As a percentage of revenue, gross profit was 32.6% for the nine months ended October 31, 2000 compared to 34.5% for the same period last year. This decrease in gross profit as a percentage of revenue was due to a general shift in revenue mix from higher gross margin financial transaction revenue to revenue generated by our other business units that tend to be less cyclical, but carry lower gross margins. Specifically, the establishment of our wholly-owned European operation, lower margin commercial printing revenue associated with the Daniels Printing acquisition, and a strong demand for fulfillment services contributed to the decrease in gross profit as a percentage of revenue.

Selling, general and administrative

    Selling, general and administrative expenses increased $20.3 million to $129.3 million for the nine months ended October 31, 2000 from $109.0 million during the same period last year. Selling, general and administrative expenses primarily increased as a result of variable costs associated with increased revenue, primarily selling compensation, costs of hiring sales staff and sales management, and related expenses associated with the acquired Daniels Printing and Alternative Communications operations. Selling, general and administrative expenses as a percentage of revenue were 25.9% for the nine months ended October 31, 2000 compared to 24.?% for the same period one year ago. The increase in selling, general and administration expenses as a percentage of revenue was driven by an increase in selling expense associated with the hiring of sales personnel during the current period, and by an increase in general and administrative staffing to support international operations.

EBITDA

    EBITDA decreased $9.9 million to $48.4 million for the nine months ended October 31, 2000 from $58.3 million for the same period last year.

    Adjusted EBITDA, which reflects EBITDA exclusive of $2.7 million of restructuring costs and $2.5 million of non-recurring merger and international start-up costs was $53.6 million for the nine months ended October 31, 2000. Adjusted EBITDA, which reflects EBITDA exclusive of $2.3 million of non-recurring merger costs, was $60.6 million for the nine months ended October 31, 1999. The decrease in adjusted EBITDA for the nine months ended October 31, 2000 of $7.0 million, or 11.6%, when compared to the same period one year ago, primarily resulted from increased selling, general and administrative expenses offset by decreased gross profit as previously discussed. Adjusted EBITDA, as a percentage of revenue was 10.7% for the nine months ended October 31, 2000 compared to 13.7% for the nine months ended October 31, 1999. The primary contributors to this decrease in Adjusted EBITDA as a percentage of revenue was the decrease in gross profit as a percentage of revenue and the increase in selling, general and administrative expenses as a percentage of revenue as previously discussed.

Interest expense

    Interest expense for the nine months ended October 31, 2000 was $33.0 million compared to $5.0 million for the same period last year. The significant increase in interest expense related directly to the debt incurred to finance the merger.

Tax provision

    The tax provision decreased $15.4 million to $1.9 million for the nine months ended October 31, 2000 from $17.2 million for the same period last year. This decrease related directly to decreased taxable income that resulted from decreased operating income and increased interest expense as previously discussed.

Net income (loss) available to common shareholders

    Net loss available to common shareholders for the nine months ended October 31, 2000 was $5.9 million compared to net income available to common shareholders of $18.3 million for the same period last year. This decrease is attributable to decreased gross profit, higher selling, general and administration expenses, and transition costs associated with our European operation and higher interest expense as previously discussed.

Liquidity and Capital Resources

    Our principal sources of liquidity are cash flow from operations and borrowings under our Credit Facility. Our principal uses of cash will be interest and debt service, capital expenditures, and working capital. As of October 31, 2000, we had total indebtedness of $376.7 million. Because of the declines in our operating results during the three and nine month periods ended October 31, 2000 described above, we did not comply with certain of the financial covenants contained in our Credit Facility at

October 31, 2000. As a result, effective on October 31, 2000, we amended our Credit Facility to provide for certain modifications. These changes are described in Note 6 of our quarterly financial statements beginning on page 7. Despite our inability to meet certain financial covenants in our Credit Facility for the third quarter, we have been able to successfully manage our cash flow to reduce net borrowings by $20.8 million during the quarter. We believe we will be able to continue to fund our cash needs in the immediate term through our operations, and borrowings under our amended Credit Facility.

    Cash and cash equivalents increased $18.2 million to $32.7 million at October 31, 2000 from $14.5 million at January 31, 2000. We generated cash from operating activities of $9.2 million and $5.7 million for the nine months ended October 31, 2000 and 1999, respectively. This change was driven by an increase in cash collections from accounts receivable for the nine months ended October 31, 2000 compared to amounts paid in the same period last year, offset by decreased net income. We used cash in investing activities of $17.0 million and $65.2 million for the nine months ended October 31, 2000 and 1999, respectively. Significant uses of cash in investing activities for the nine months ended October 31, 2000 included $8.6 million for capital expenditures and $3.8 for acquisitions. Significant uses of cash in investing activities for the nine months ended October 31, 1999 included $54.6 million of cash for the Daniels Printing and Alternatives Communications acquisitions and capital expenditures of approximately $7.9 million. Financing activities provided $25.9 million and $41.0 million for the nine months ended October 31, 2000 and 1999, respectively and related primarily to net borrowings on our credit facilities used to finance the growth in accounts receivable and work-in-process inventory balances and our acquisitions as previously discussed. For the nine months ended October 31, 2000, we also generated approximately $12.2 million of cash from the issuance of Class B common stock to our employees and certain independent contractors under our Direct Investment Plan. During the second quarter of fiscal 2001, we re-purchased approximately $5.8 million, or 265,902 shares of our Class B common stock from DLJ Merchant Bank and employees. The repurchase of 258,307 shares from DLJ Merchant Bank was made in order to adjust ownership percentages contemplated as part of the merger.

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

    Borrowings under our Credit Facility accrue interest at variable rates. Based on outstanding borrowings under the Credit Facility at October 31, 2000, a one-eighth of one percent change in interest rates would impact interest expense in the amount of approximately $0.3 million annually. On December 22, 1999, we entered into an interest cap with DLJ International Capital. Beginning March 24, 2000, the interest rate for $110.0 million of borrowings under our term loans A and B is 7.5% plus applicable interest rate margins in accordance with terms of the Credit Facility until December 24, 2001.

PART II.—OTHER INFORMATION

Item 1.  Legal Proceedings.

    Two purported shareholder class action lawsuits were filed against our company and each of our directors in Hennepin County District Court in Minnesota on behalf of our unaffiliated shareholders. The lawsuits, which were consolidated by order of the court, allege, among other things, that (1) John Castro and Rick Atterbury unfairly possessed non-public information concerning the prospects of our company when negotiating with our company on behalf of themselves and Viking Merger Sub and (2) the individual defendants breached their fiduciary duties to our shareholders by facilitating, through unfair procedures, Viking Merger Sub's proposal to acquire our company to the exclusion of others, for unfair and inadequate consideration. The lawsuits further allege that these actions prevented or could prevent our shareholders from realizing the full and fair value of their stock. The plaintiffs sought preliminary and permanent injunctive relief restraining the defendants from proceeding with a transaction with Viking Merger Sub and a declaratory judgment that the defendants breached their fiduciary duties.

    On August 14, 2000, the court ordered, among other things, that the consolidated action may be conducted preliminarily as a class action and set a final hearing for November 6, 2000 for final approval of the settlement of this action. After this hearing, the court approved the settlement in an order dated November 20, 2000. This settlement will not have a material adverse affect on our financial condition, operating results or liquidity.

    On October 28, 1999, in the Court of Common Pleas in Allegheny County Pennsylvania, SmartTran filed a Praecipe for Issuance of Writ of Summons against us for the alleged breach of contract, and subsequently filed a lawsuit on March 2, 2000. We removed the case to United States District Court for the Western District of Pennsylvania. The lawsuit relates to an agreement where we agreed to pay SmartTran a commission if they could negotiate an improvement of our vendor discounts with shipping companies. SmartTran has claimed that we owe them commissions which we have not paid. We are disputing the amount of the commissions owed. The parties are currently engaged in some limited discovery. We anticipate that any settlement of this litigation will not have a material adverse effect on our financial condition, operating results or liquidity.

    On April 20, 2000, Uniscribe Professional Services Inc. filed a lawsuit against Peter Smith and us in the Superior Court, Judicial District of Fairfield at Bridgeport, Connecticut. This lawsuit alleges that Peter Smith breached a non-disclosure and non-compete agreement with Uniscribe when he accepted employment with us. This lawsuit also alleges that we tortiously interfered with this non-compete agreement. On April 25, 2000, Uniscribe filed a third lawsuit against us in the Supreme Court of the State of New York, County of New York. This lawsuit alleges that we breached a non-disclosure agreement by hiring former Uniscribe employees and by using confidential information of Uniscribe in violation of the non-disclosure agreement. In May 2000, this lawsuit was removed to federal court in the Southern District of New York. The plaintiffs have since withdrawn the New York action. There is limited discovery taking place. We intend to vigorously defend these lawsuits. We anticipate that this litigation will not have a material adverse effect on our financial condition, operating results or liquidity.

    On June 16, 2000, R.R. Donnelley & Sons Company brought an action in the District Court, City and County of Denver, State of Colorado against Jeffrey Stemper, Scot Smith and Merrill Communications, LLC. Stemper and Smith are salespeople we recently hired from Donnelley. The lawsuit claims breach of an alleged term employment agreement, tortuous interference with that contract, breach of confidentiality and non-compete agreements and other similar allegations. The preliminary injunction hearing was held on July 24-26, 2000, and the court issued a preliminary injunction on July 27th preventing Stemper and Smith from employment, which competes with Donnelley within a fifty-mile radius of Denver, Colorado, and from sharing information acquired by employment with Donnelley for a period of one year. The defendants have appealed the decision. The parties have reached a tentative settlement of this matter, and are in the process of finalizing the paperwork. We have agreed to pay R.R. Donnelly & Sons Company an aggregate of $200,000 in settlement of this matter, and have agreed to honor the terms of the injunction and dismiss our appeal. The settlement has been reflected in our third quarter earnings.

Item 3.  Defaults Upon Senior Securities.

    Our Credit Facility requires us to, among other things, meet certain minimum financial performance targets, including EBITDA, interest coverage, leverage ratio and fixed charge coverage targets. Due to the declines in our operating results in the three and nine month periods ended October 31, 2000 described above, we did not comply with these financial covenants at October 31, 2000. Our lenders, however, have agreed to waive these covenants and, as a result, we have amended the Credit Facility. The details of this amendment is set forth in Note 6 to our quarterly financial statements contained on pages 7 and 8 herein.

    We have received a commitment letter from the Additional Lenders for the funding of the $9.1 million senior unsecured debt. However, there can be no assurance that we will finalize the terms and conditions of that commitment on terms acceptable to us, or at all. It is currently contemplated that such financing will be in the form of discounted debentures, having a 14% coupon rate, with no cash payments required prior to their maturity on January 15, 2008. It is also currently contemplated that these discounted debentures will have warrants attached representing 7% of the total ownership of our company on a fully-diluted basis. We anticipate that we will be able to comply with the amended targets set forth in our Credit Facility through the quarters ending January 31, 2001 and April 30, 2001, although there can be no assurance that we will do so. We also anticipate that we will be able to comply with the financial covenants when they revert to their original levels commencing with the quarter ended July 31, 2001, through aggressive cost reduction programs and revenue enhancement initiatives, although there can be no assurance that we will do so. We anticipate that we will engage in further discussions with our lenders regarding additional amendments or waivers under, or a potential restructuring of, the amended Credit Facility prior to July 31, 2001.

    To the extent we do not obtain additional amendments, waivers or a restructuring of the Credit Facility by July 31, 2001 and further, assuming we are unable to comply with the financial covenant levels as described herein, then the lenders will have the right to declare amounts outstanding under the amended Credit Facility to be due and payable and exercise all or any of their other rights and remedies, including foreclosing on the collateral pledged to secure the Credit Facility, which consists of substantially all of our assets. If amounts outstanding under the amended Credit Facility were declared to be due and payable, holders of the 12% Senior Subordinated Notes due 2009 would be permitted to declare such notes to be immediately due and payable as well.

    Despite our inability to meet certain financial covenants in our Credit Agreement for the third quarter, we have been able to successfully manage our cash flow to reduce net borrowings by $20.8 million during the quarter. We believe we will be able to continue to fund our cash needs in the immediate term with cash generated from our operations.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits

    10.1 First Amendment, dated as of October 31, 2000 to the Credit Agreement among Merrill Corporation, Merrill Communications LLC, the various financial institutions from time to time parties to the Credit Agreement, DLJ Capital Funding, Inc., Wells Fargo Bank, N.A., and U.S. Bank National Association.

    27.   Financial Data Schedule

    (b) Reports on Form 8-K

None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)	MERRILL CORPORATION
BY (SIGNATURE)	/s/ John W. Castro
(NAME AND TITLE)	John W. Castro, President and Chief Executive Officer
(DATE)	December 20, 2000
BY (SIGNATURE)	/s/ Robert H. Nazarian
(NAME AND TITLE)	Robert H. Nazarian, Executive Vice President and Chief Financial Officer
(DATE)	December 20, 2000

Exhibit Index

No.	Description	Location
10.1	First Amendment, dated as of October 31, 2000 to the Credit Agreement among Merrill Corporation, Merrill Communications LLC, the various financial institutions from time to time parties to the Credit Agreement, DLJ Capital Funding, Inc., Wells Fargo Bank, N.A., and U.S. Bank National Association.	To be filed by amendment
27.	Financial Data Schedule	Filed herewith

QuickLinks

PART I.—FINANCIAL INFORMATION
PART II.—OTHER INFORMATION
PART I—FINANCIAL INFORMATION
PART II.—OTHER INFORMATION
SIGNATURES
Exhibit Index