Form 10-Q/A
period 2000-10-31
MERRILL CORP
filed 2000-12-21
CIK 790406

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Selling, general and administrative

    Selling, general and administrative expenses increased $20.3 million to $129.3 million for the nine months ended October 31, 2000 from $109.0 million during the same period last year. Selling, general and administrative expenses primarily increased as a result of variable costs associated with increased revenue, primarily selling compensation, costs of hiring sales staff and sales management, and related expenses associated with the acquired Daniels Printing and Alternative Communications operations. Selling, general and administrative expenses as a percentage of revenue were 25.9% for the nine months ended October 31, 2000 compared to 24.7% for the same period one year ago. The increase in selling, general and administration expenses as a percentage of revenue was driven by an increase in selling expense associated with the hiring of sales personnel during the current period, and by an increase in general and administrative staffing to support international operations.

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

    27.   Financial Data Schedule (previously filed)

    (b) Reports on Form 8-K

None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)	MERRILL CORPORATION
BY (SIGNATURE)	/s/ John W. Castro
(NAME AND TITLE)	John W. Castro, President and Chief Executive Officer
(DATE)	December 20, 2000
BY (SIGNATURE)	/s/ Robert H. Nazarian
(NAME AND TITLE)	Robert H. Nazarian, Executive Vice President and Chief Financial Officer
(DATE)	December 20, 2000

Exhibit Index

No.	Description	Location
10.1	First Amendment, dated as of October 31, 2000 to the Credit Agreement among Merrill Corporation, Merrill Communications LLC, the various financial institutions from time to time parties to the Credit Agreement, DLJ Capital Funding, Inc., Wells Fargo Bank, N.A., and U.S. Bank National Association.	Filed herewith
27.	Financial Data Schedule	Previously filed

QuickLinks

PART II.—OTHER INFORMATION
SIGNATURES
Exhibit Index