Form 10-Q/A
period 2000-07-31
MERRILL CORP
filed 2001-01-11
CIK 790406

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

    (a) Exhibits

      27.   Financial Data Schedule

    (b) Reports on Form 8-K

  None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

(REGISTRANT)	MERRILL CORPORATION
BY (SIGNATURE)	/s/ John W. Castro
(NAME AND TITLE)	John W. Castro, President and Chief Executive Officer
(DATE)	January 11, 2001

BY (SIGNATURE)	/s/ Robert H. Nazarian
(NAME AND TITLE)	Robert H. Nazarian, Executive Vice President and Chief Financial Officer
(DATE)	January 11, 2001

QuickLinks

SIGNATURES